Form 10-Q
period 1996-06-30
PARCPLACE DIGITALK INC
filed 1996-08-13
CIK 916354

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

  X         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934 for the Quarter Ended June 30, 1996

                                       OR

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
 ----        Exchange Act of 1934 for the Transition Period from ____ to ____.


                         COMMISSION FILE NUMBER 0-23132


                            PARCPLACE-DIGITALK, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  77-0143293
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


               999 EAST ARQUES AVENUE, SUNNYVALE, CALIFORNIA 94086
                    (Address of principal executive offices)

                                 (408) 481-9090
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X                  No
                                                 ---                    ---

         As of July 31, 1996, the registrant had outstanding 11,695,401 shares of Common Stock.
================================================================================

                            PARCPLACE-DIGITALK, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1996
                                TABLE OF CONTENTS


                                                                                      Page
                                                                                      ----
PART I. FINANCIAL INFORMATION

     ITEM 1.  Condensed Consolidated Financial Statements (all unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 1996 and March 31,
         1996

         Condensed Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1996 and 1995

         Notes to Condensed Consolidated Financial Statements


     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            PARCPLACE-DIGITALK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            June 30,        March 31,
                                                             1996             1996
                                                            -------         --------
ASSETS
Current assets:
     Cash and cash equivalents                              $  8,688        $ 14,367
     Marketable securities                                    14,780          13,358
     Accounts receivable, net of allowance of $1,505
       and $1,467 at March 31                                  8,648          12,205
     Inventories                                                 907             825
     Other current assets                                        960             744
                                                            --------        --------
           Total current assets                               33,983          41,499

Marketable securities                                          3,935             506

Property and equipment:
     Property and equipment                                   12,885          11,846
     Less accumulated depreciation                             8,925           8,255
                                                            --------        --------
           Net property and equipment                          3,960           3,591

Other assets                                                   1,695           1,706
                                                            --------        --------
           Total assets                                     $ 43,573        $ 47,302
                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $  2,232        $  2,441
     Accrued compensation                                      2,140           3,093
     Other accrued liabilities                                 2,804           2,888
     Deferred revenue                                          5,370           5,376
                                                            --------        --------
           Total current liabilities                          12,546          13,798


Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value:
     Authorized shares - 30,000
     Issued and outstanding shares - 11,692 at
          June 30 and 11,532 at March 31                          12              12
    Additional paid-in capital                                49,076          48,392
    Accumulated deficit                                      (17,987)        (14,871)
    Cumulative translation adjustment                            (74)            (29)
                                                            --------        --------
           Total stockholders' equity                         31,027          33,504
                                                            ========        ========
           Total liabilities and stockholders' equity       $ 43,573        $ 47,302
                                                            ========        ========


(See accompanying notes.)

                            PARCPLACE-DIGITALK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               For the three months
                                                   ended June 30,
                                             ------------------------
                                                1996           1995
                                             --------        --------
Net revenues:
   License                                   $  7,046        $  5,888
   Service                                      4,502           5,058
                                             --------        --------
Total net revenues                             11,548          10,946

Cost of net revenues:
   License                                      1,644           1,336
   Service                                      2,692           3,119
                                             --------        --------
Total cost of net revenues                      4,336           4,455
                                             --------        --------
Gross profit                                    7,212           6,491
Operating expenses:
   Sales and marketing                          6,163           5,258
   Research and development                     2,481           2,654
   General and administrative                   1,890           1,738
                                             --------        --------
Total operating expenses                       10,534           9,650
                                             --------        --------
Loss from operations                           (3,322)         (3,159)
Interest income and other, net                    305             326
Interest expense                                  (12)            (17)
                                             --------        --------
Loss before provision for income taxes         (3,029)         (2,850)
Provision (benefit) for income taxes               21            (698)
                                             --------        --------

Net loss                                     $ (3,050)       $ (2,152)
                                             ========        ========

Net loss per share                           $  (0.26)       $  (0.23)
                                             ========        ========
Shares used in computing
 net loss per share                            11,600           9,850
                                             ========        ========





(See accompanying notes.)

                            PARCPLACE-DIGITALK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     For the three months
                                                                        ended June 30,
                                                                 ------------------------
                                                                    1996           1995
                                                                 ---------       --------
Operating Activities
Net loss                                                         $ (3,050)       $ (2,152)
Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                    804             716
     Changes in operating assets and liabilities:
         Accounts receivable                                        3,557           2,966
         Inventories                                                  (82)            362
         Prepaid expenses and other current assets                   (216)           (475)
         Accounts payable and accrued liabilities                  (1,246)         (2,847)
         Deferred revenue                                              (6)           (193)
                                                                 --------        --------
Net cash used in operating activities                                (239)         (1,623)

Investing activities
Purchases of property and equipment                                (1,039)           (513)
Proceeds from maturities of marketable securities                   3,502           2,530
Purchases of marketable securities                                 (8,419)        (10,317)
Increase in deposits and other assets                                (123)            (17)
                                                                 --------        --------
Net cash used in investing activities                              (6,079)         (8,317)

Financing activities
Principal payments under capital lease obligations                     --             (84)
Proceeds from issuance of common stock, net of repurchases            684              61
                                                                 --------        --------
Net cash provided by (used in) financing activities                   684             (23)
                                                                 --------        --------

Effect of exchange rate changes on cash
  and cash equivalents                                                (45)            (20)

Net decrease in cash and cash equivalents                          (5,679)         (9,983)
Cash and cash equivalents at beginning of period                   14,367          25,059
                                                                 ========        ========
Cash and cash equivalents at end of period                       $  8,688        $ 15,076
                                                                 ========        ========




   (See accompanying notes.)

                            PARCPLACE-DIGITALK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by ParcPlace-Digitalk, Inc. (ParcPlace or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended March 31, 1996.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The operating results for the three months ended June 30, 1996 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 1997.

2.   Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.

3.   Net Loss per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares have not been included as their effect is anti-dilutive.

4.   Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term marketable securities consist principally of debt instruments with maturities between three and twelve months. Long-term marketable securities consist of debt instruments with maturities exceeding twelve months.

     At June 30, 1996, all of the Company's debt securities were classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded in stockholders' equity. Unrealized gains and losses for the quarter were not material. Cost of securities is based on the specific identification method.

5.   Litigation

     The Company and certain of its officers and directors have been named as defendants in a securities class action lawsuit filed on October 11, 1995, in the U.S. District Court for the Northern District of California, asserting claims under the Securities Exchange Act of 1934. The litigation is in the early stages of pre-trial discovery. The Company believes that the claims are without merit and intends to defend the case vigorously. There can be no assurance, however, that the lawsuit will not cause management distraction from the operations of the Company or that the lawsuit will be resolved in a timely or satisfactory manner without significant costs to the Company.

6.   Other Information

     On July 31, 1996 ParcPlace acquired privately held Objectshare Systems, Inc
     (OSI). This acquisition will be accounted for as a purchase. The Company paid approximately $3.5 million in exchange for all shares and options of OSI common stock. The operating results of OSI will be included in the Company's consolidated results of operations from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ParcPlace develops, markets, and supports object-oriented application development tools for the client/server/web computing market. The company also provides customer support, training, on-site assistance, and consulting. The Company's primary products are VisualWorks, Visual Smalltalk Enterprise, VisualWave and Distributed Smalltalk. These products comprise a family of object-oriented application development environments based on the Smalltalk programming language.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) the percentage of net revenues represented by certain line items in the Company's Consolidated Condensed Statements of Operations, (ii) the gross margins on license and service revenues and (iii) the percentage changes from the preceding periods.

                                                         Percentage of
                                            net revenues for the three months ended
                                            ---------------------------------------
                                                                                        Percent change
                                          June 30, 1996          June 30, 1995          of dollar amounts
                                          -------------          -------------          -----------------
Net Revenues:
  License                                      61%                    54%                     20 %
  Service                                      39%                    46%                    (11)%
                                             -----                  -----
Total net revenues                            100%                   100%                      6%

Cost of net revenues:
  License                                      14%                    12%                     23%
  Service                                      23%                    28%                    (14)%
                                             -----                  -----
Total cost of net revenues                     38%                    41%                     (3)%
                                             -----                  -----

Gross Margin                                   62%                    59%                     11%


Operating Expenses:
  Sales and marketing                          53%                    48%                     17%
  Research and development                     21%                    24%                     (7)%
  General and administrative                   16%                    16%                      9%
                                             -----                  -----
Total operating expenses                       91%                    88%                      9%
                                             -----                  -----

Loss from operations                          (29)%                  (29)%                     5%
Interest income and other, net                  3%                     3%                     (6)%
Interest expense                                0%                     0%                    (30)%
                                             -----                  -----

Loss before income taxes                      (26)%                  (26)%                     6%
Provision for income taxes                      0%                    (6)%                  (103)%
                                             -----                  ------

Net loss                                      (26)%                  (20)%                    42%

Gross margin:
  License                                      77%                    77%                     19 %
  Service                                      40%                    38%                     (7)%

Net revenues

Net revenues for the first quarter of fiscal 1997 were $11.5 million, an increase of 6% from the first quarter of fiscal 1996.

License revenues for the first quarter of fiscal 1997 increased 20% from the first quarter of fiscal 1996. This increase reflects the additional revenue generated by two new products: VisualWave, which the Company introduced in late December, and Distributed Smalltalk, to which the Company acquired the rights in the fourth quarter of fiscal 1996. The increase in license revenues for the first three months of fiscal 1997 was partially offset by a decrease in runtime license revenues as a result of the Company's elimination of runtime charges for its VisualWorks product line, as announced early in the quarter, and also by a reduction in the sale of Visual Smalltalk Enterprise licenses.

Service revenues for the first quarter of fiscal 1997 decreased 11% from the comparable period of fiscal 1996. The decrease in the first quarter is attributable to a reduction of consulting revenue, primarily due to a shortage of consulting personnel and to a decline in Visual Smalltalk Enterprise training and consulting. This decrease was partially offset by an increase in support revenue and a slight increase in VisualWorks training revenue compared to the first quarter of fiscal 1996.

Cost of net revenues

Cost of net revenues consists of cost of license revenues and cost of service revenues. Cost of license revenues is substantially lower than cost of service revenues, reflecting the relatively low materials, packaging, and other costs associated with sales of the Company's software products compared with the relatively high personnel costs incurred in providing services.

Cost of license revenues consists principally of royalties, materials, packaging and freight, and amortization of capitalized software development and purchased software costs. Cost of license revenues for the first quarter of fiscal 1997 increased 23% over the first quarter of fiscal 1996; although as a percentage of license revenues such cost was constant at 23% for the first quarters of both fiscal 1997 and 1996.

Cost of service revenues consists principally of personnel costs for training, consulting and customer support. Cost of service revenues varies based on the mix of services provided. Cost of service revenues for the first quarter of fiscal 1997 decreased 14% from the comparable period of fiscal 1996. This decrease in costs was due to a reduction in outside contractors retained for a specific long-term consulting project and lower headcount in training and consulting personnel. These costs as a percentage of service revenues were 60% in the first quarter of fiscal 1997 and 62% in the first quarter of fiscal 1996.

Operating expenses

Sales and marketing expenses consist principally of salaries, commissions, advertising, facility expenses, and travel-related expenses. These expenses for the first quarter of fiscal 1997 were $6.2 million, representing an increase of 17% over the first quarter of fiscal 1996. This increase is primarily due to a significant expansion in the Company's international sales force, largely due to salary and benefits for the french distributor acquired in the fourth quarter of fiscal 1996, as well as fees paid to recruit personnel for the Company's domestic sales force. In addition, marketing expenses for advertising and collateral increased as a result of the promotion of several products released during the last two quarters of fiscal 1996. As a percentage of net revenues, sales and marketing expenses increased in the first quarter of fiscal 1997 to 53% from

48% in the comparable period of the prior year due to increased expenses for advertising, recruiting of domestic sales force, and collateral, without a corresponding increase in revenues.

Research and development expenses for the first quarter of fiscal 1997 were $2.5 million, a decrease of 7% from the first quarter of fiscal 1996. This decrease was due to a reduction in the size of the research and development organization subsequent to the merger with Digitalk in the second quarter of fiscal 1996.

General and administrative expenses for the first quarter of fiscal 1997 were $1.9 million, an increase of 9% over the first quarter of fiscal 1996. The increase resulted primarily from an increase in the general allowance for bad debts, an increase in overhead due to the transition of contract labor to employees, and an increase in international administrative headcount over the comparable period in fiscal 1996. These expenses as a percentage of net revenues were constant at 16% for the first quarters of both fiscal 1997 and 1996.

Interest and other income (expense)

Interest and other income (expense) decreased to $293,000 in the first quarter of fiscal 1997 from $309,000 in the first quarter of the prior year. The decrease is primarily a result of reduced cash and marketable securities balances.

Provision for income taxes

Although the Company had a loss for the first quarter of fiscal 1997, it provided for foreign and local taxes of $21,000 for the quarter.

LEGAL PROCEEDINGS

The Company and certain of its officers and directors have been named as defendants in a securities class action lawsuit filed on October 11, 1995, in the U.S. District Court for the Northern District of California, asserting claims under the Securities Exchange Act of 1934. The litigation is in the early stages of pre-trial discovery. The Company believes that the claims are without merit and intends to defend the case vigorously. There can be no assurance, however, that the lawsuit will not cause management distraction from the operations of the Company or that the lawsuit will be resolved in a timely or satisfactory manner without significant costs to the Company.

FACTORS AFFECTING QUARTERLY RESULTS

The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. Quarterly fluctuations may be caused by numerous factors including but not limited to those discussed above. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has received a substantial portion of its product orders in the last month of the quarter, with a concentration of such orders in the last week. Delays in the receipt of orders can therefore cause significant variations in quarterly license revenues. In addition, license revenues in quarters after a new product or upgrade release may be affected by the amount of new product or upgrade revenue, which tends to increase soon after the release and then decline rapidly. License revenues may also be affected by seasonal trends. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the mix of products and services, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues attributable to licenses and to service fees, commencement or conclusion of significant consulting projects, changes in the level of operating expenses, and competitive conditions in the industry. Because the Company's staffing and other operating expenses are based on anticipated revenues, operating results will be adversely affected if the anticipated level of revenues is not realized in the applicable budget period. The Company's results in recent quarters are not necessarily indicative of future results and the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indicator of future performance.

The Company's future success will depend to a large extent on growth in market acceptance of object-oriented technology in general and the Company's Smalltalk-based products in particular, and will also depend on acceptance of the Company's products for use in new applications and operating environments such as the Internet. The market for the Company's products is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, or if errors are found in products after commercial shipments, the Company's business and results of operations will be adversely affected. In addition, competitive pressures from existing and new competitors who offer lower prices, provide free deployment licenses or introduce new products can result in delays in purchase decisions by, or loss of sales to, potential customers or cause the Company to institute price reductions, any of which will adversely affect the Company's results of operations.

The Company believes that to respond to recent changes in the marketplace, including technological changes and increased competition, it is necessary to continue to invest in sales and marketing, and research and development. Accordingly the Company expects that operating expenses in the next several quarters will continue to be at a higher percentage of total net revenues than in years prior to fiscal 1996. Competition for qualified personnel, however, is intense and may intensify. Employee turnover, particularly in technical and sales positions, is highly disruptive, and the loss of key personnel or inability to hire and retain qualified personnel will adversely affect the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had cash and cash equivalents and marketable securities of $27.4 million and working capital of $21.4 million compared to $31.1 million and $31.5, respectively, as of June 30, 1995. The Company has a $5 million working capital line of credit which includes a $1 million equipment line of credit sub-facility. The agreement expires on September 5, 1996, and there were no borrowings outstanding under this agreement on June 30, 1996.

The Company used cash for operations of $239,000 in the first quarter of fiscal 1997, which included a net loss of $3.1 million, and a decrease in accounts payable and accrued liabilities of $1.2 million offset by a decrease in accounts receivable of $3.6 million and amortization and depreciation of $804,000. Cash payments for the purchase of property and equipment in the first quarter of fiscal 1997 was $1.0 million compared to $513,000 in the comparable period in the prior fiscal year.

On July 31, 1996 ParcPlace acquired privately held Objectshare Systems, Inc
(OSI). This acquisition will be accounted for as a purchase. The Company paid approximately $3.5 million in exchange for all shares and options of OSI common stock. The operating results of OSI will be included in the Company's consolidated results of operations from the date of acquisition.

The Company may acquire other products, technologies, or businesses in the future. Costs and liabilities resulting from such acquisitions, or failure to effectively integrate such acquisitions, could adversely affect the Company's business and its results of operations and financial condition.

The Company believes that existing cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next twelve months.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits:

      None.

B) Reports on Form 8-K:

      No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 12, 1996            PARCPLACE-DIGITALK, INC.



                                 By: /s/ Carolyn V. Aver
                                     --------------------------------
                                      Carolyn V. Aver
                                      Vice President and Chief Financial Officer
                                      (on behalf of the Registrant and as
                                      principal financial officer)