Form 10-Q
period 1996-09-30
PARCPLACE DIGITALK INC
filed 1996-11-14
CIK 916354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(mark one)
    X   Quarterly Report Pursuant to Section 13 or 15(d) of the
   ---  Securities Exchange Act of 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                       OR


  --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____to____.


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

         As of October 31, 1996, the registrant had outstanding 11,810,416 shares of Common Stock.

                            PARCPLACE-DIGITALK, INC.
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996
                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
         as of September 30, 1996 and March 31, 1996

         Condensed Consolidated Statements of Operations for the three and six months ended September 30, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 1996 and 1995

         Notes to Condensed Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

     ITEM 4.  Submission of Matters to a Vote of Security Holders

     ITEM 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            PARCPLACE-DIGITALK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             September 30,      March 31,
                                                                 1996             1996
                                                            ---------------  ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $  5,172         $ 14,367
     Marketable securities                                       10,987           13,358
     Accounts receivable, net of allowance of $2,859 at
        September 30 and $1,467 at March 31                       8,590           12,205
     Inventories                                                    983              825
     Other current assets                                           979              744
                                                               --------         --------
          Total current assets                                   26,711           41,499

Marketable securities                                             5,105              506

Property and equipment:
     Property and equipment                                      13,265           11,846
     Less accumulated depreciation                                9,701            8,255
                                                               --------         --------
          Net property and equipment                              3,564            3,591


Other assets                                                      1,509            1,706
                                                               --------         --------
          Total assets                                         $ 36,889         $ 47,302
                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $  2,341         $  2,441
     Accrued compensation                                         2,063            3,093
     Other accrued liabilities                                    3,042            2,888
     Deferred revenue                                             5,235            5,376
                                                               --------         --------
          Total current liabilities                              12,681           13,798


Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value:
     Authorized shares - 30,000
     Issued and outstanding shares - 11,809 at
        September 30 and 11,532 at March 31                          12               12
    Additional paid-in capital                                   49,687           48,392
    Accumulated deficit                                         (25,413)         (14,871)
    Cumulative translation adjustment                               (78)             (29)
                                                               --------         --------
          Total stockholders' equity                             24,208           33,504
                                                               ========         ========
          Total liabilities and stockholders' equity           $ 36,889         $ 47,302
                                                               ========         ========

(See accompanying notes.)

                            PARCPLACE-DIGITALK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                For the three months              For the six months
                                                 ended September 30,              ended September 30,
                                              -------------------------         -------------------------
                                                1996             1995             1996             1995
                                              --------         --------         --------         --------
Net revenues:
   License                                    $  5,870         $  5,499         $ 12,916         $ 11,387
   Service                                       4,557            4,847            9,059            9,905
                                              --------         --------         --------         --------
Total net revenues                              10,427           10,346           21,975           21,292

Cost of net revenues:
   License                                       2,076            1,148            3,720            2,484
   Service                                       2,826            3,005            5,518            6,124
                                              --------         --------         --------         --------
Total cost of net revenues                       4,902            4,153            9,238            8,608
                                              --------         --------         --------         --------
Gross profit                                     5,525            6,193           12,737           12,684
Operating expenses:
   Sales and marketing                           5,627            4,941           11,790           10,199
   Research and development                      2,548            2,805            5,029            5,459
   Acquired research and development             2,867               --            2,867               --
   General and administrative                    2,367            1,604            4,257            3,342
   Merger related expenses                          --            5,092               --            5,092
                                              --------         --------         --------         --------
Total operating expenses                        13,409           14,442           23,943           24,092
                                              --------         --------         --------         --------
Loss from operations                            (7,884)          (8,249)         (11,206)         (11,408)
Interest income and other, net                     310              383              603              692
                                              --------         --------         --------         --------
Loss before provision for income taxes          (7,574)          (7,866)         (10,603)         (10,716)
Provision for income taxes                          25              750               46               52
                                              ========         ========         ========         ========
Net loss                                      $ (7,599)        $ (8,616)        $(10,649)        $(10,768)
                                              ========         ========         ========         ========

Net loss per share                            $  (0.65)        $  (0.84)        $  (0.91)        $  (1.08)
                                              ========         ========         ========         ========

Shares used in computing
 net loss per share                             11,775           10,350           11,700           10,100
                                              ========         ========         ========         ========

 (See accompanying notes)

                            PARCPLACE-DIGITALK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     For the six months
                                                                     ended September 30,
                                                                  -------------------------
                                                                    1996             1995
                                                                  --------         --------
Operating Activities
Net loss                                                          $(10,649)        $(10,768)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Research and development expensed on acquisition                2,867               --
     Depreciation and amortization                                   2,191            1,455
     Changes in operating assets and liabilities:
         Accounts receivable                                         3,615            4,968
         Inventories                                                  (158)             689
         Prepaid expenses and other current assets                    (235)             163
         Accounts payable and accrued liabilities                   (1,078)          (2,312)
         Accrued merger costs                                           --            3,456
         Deferred revenue                                             (141)            (266)
                                                                  --------         --------
Net cash used in operating activities                               (3,588)          (2,615)

Investing activities
Purchased business combination                                      (2,999)              --
Purchases of property and equipment                                 (1,419)            (883)
Proceeds from maturities of marketable securities                   13,339           13,633
Purchases of marketable securities                                 (15,460)         (24,679)
(Increase) decrease in deposits and other assets                      (146)             153
                                                                  --------         --------
Net cash used in investing activities                               (6,685)         (11,776)

Financing activities
Principal payments under capital lease obligations                      --             (147)
Proceeds from issuance of common stock, net of repurchases           1,127              661
                                                                  --------         --------
Net cash provided by  financing activities                           1,127              514
                                                                  --------         --------

Effect of exchange rate changes on cash
   and cash equivalents                                                (49)             (40)

Net decrease in cash and cash equivalents                           (9,195)         (13,917)
Cash and cash equivalents at beginning of period                    14,367           25,059
                                                                  ========         ========
Cash and cash equivalents at end of period                        $  5,172         $ 11,142
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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 1997.

2.   Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.

3.   Net Loss per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares have not been included as their effect would be anti-dilutive.

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

     At September 30, 1996, all of the Company's debt securities were classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded in stockholders' equity. The cost of the securities is based upon the specific identification method.

5.   Litigation

     The Company and certain of its officers and directors have been named as defendants in a securities class action lawsuit filed on October 11, 1995, in the U.S. District Court for the Northern District of California, asserting claims under the Securities Exchange Act of 1934. The litigation is in pre-trial discovery and no trial date has been set. The Company believes that the claims are without merit. There can be no assurance, however, that the lawsuit will not cause management distraction from the operations of the Company or that the lawsuit will be resolved in a timely or satisfactory manner without significant costs to the Company.

6.   Acquisition

     On July 31, 1996 ParcPlace acquired Objectshare Systems, Inc. (OSI), a privately held corporation in the Smalltalk tools add-on products business. The acquisition was accounted for as a purchase. In exchange for all the outstanding stock and options of OSI, ParcPlace paid $3.0 million in cash and assumed options for the purchase of 104,086 shares of ParcPlace's Common Stock. In connection with the acquisition, ParcPlace has taken a one-time write-off of $2.9 million for acquired research and development in the quarter ended September 30, 1996. The operating results of OSI have been included in the Company's consolidated results of operations from the date of acquisition.

7.   Subsequent Events

     On October 1, 1996 ParcPlace acquired Polymorphic Software, Inc. (PSI), a privately held corporation in the Smalltalk tools and consulting business. This acquisition will be accounted for as a purchase. The Company agreed to pay approximately $1.0 million in cash in exchange for all outstanding shares of PSI common stock. The operating results of PSI will be included in the Company's consolidated results of operations from the date of acquisition.

     In October 1996, ParcPlace reduced its world-wide total headcount by approximately 20%. The Company took this action in an effort to reduce its ongoing operating expenses. The Company will take a restructuring charge against third quarter results estimated to be less than $2.0 million to cover severance packages, the closing of excess facilities, and the write-off of certain computer equipment and office furniture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ParcPlace develops, markets, and supports object-oriented application development tools for the client/server/web computing market. The company also provides customer support, training, on-site assistance, and consulting. The Company's primary products are VisualWorks, Visual Smalltalk Enterprise, and VisualWave. These products comprise a family of object-oriented application development environments based on the Smalltalk programming language. During the second quarter of fiscal 1997, the Company introduced Parts for Java, a Java-based component development environment.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) the percentage of net revenues represented by certain line items in the Company's Condensed Consolidated Statements of Operations, (ii) the gross margins on license and service revenues and (iii) the percentage changes from the preceding periods.

                                           Percentage of total net revenues for the
                                           ----------------------------------------


                                                                                                         Percent change
                                           Three months ended             Six months ended             of dollar amounts
                                              September 30,                 September 30,             1996 compared to 1995
                                              -------------                 -------------             ---------------------
                                                                                                      Three          Six
                                           1996           1995           1996           1995          months        months
                                           ----           ----           ----           ----          ------        ------
Net Revenues:
  License                                   56 %           53 %           59 %           54 %           7 %          13 %
  Service                                   44 %           47 %           41 %           46 %          (6)%          (9)%
                                           ---            ---            ---            ---
Total net revenues                         100 %          100 %          100 %          100 %           1 %           3 %

Cost of net revenues:
  License                                   20 %           11 %           17 %           11 %          81 %          50 %
  Service                                   27 %           29 %           25 %           29 %          (6)%         (10)%
                                           ---            ---            ---            ---
Total cost of net revenues                  47 %           40 %           42 %           40 %          18 %           7 %
                                           ---            ---            ---            ---

Gross Margin                                53 %           60 %           58 %           60 %         (11)%           0 %


Operating Expenses:
  Sales and marketing                       54 %           48 %           54 %           48 %          14 %          16 %
  Research and development                  24 %           27 %           23 %           26 %          (9)%          (8)%
  Acquired research and development         28 %            0 %           13 %            0 %         100 %         100 %
  General and administrative                23 %           16 %           19 %           16 %          48 %          27 %
  Merger related expenses                    0 %           49 %            0 %           24 %         N/A           N/A
                                           ---            ---            ---            ---
Total operating expenses                   129 %          140 %          109 %          114 %          (7)%          (1)%
                                           ---            ---            ---            ---

Loss from operations                       (76)%          (80)%          (51)%          (54)%          (4)%          (2)%
Interest and other income, net               3 %            4 %            3 %            3 %         (19)%         (13)%
                                           ---            ---            ---            ---

Loss before income taxes                   (73)%          (76)%          (48)%          (51)%          (4)%          (1)%
Provision for income taxes                   0 %            7 %            0 %            0 %         (97)%         (12)%
                                           ---            ---            ---            ---

Net loss                                   (73)%          (83)%          (48)%          (51)%         (12)%          (1)%

Gross margin:
  License                                   65 %           79 %           71 %           78 %         (13)%           3 %
  Service                                   38 %           38 %           39 %           38 %          (6)%          (6)%

Net revenues

Net revenues for the second quarter and the first six months of fiscal 1997 were $10.4 million and $22.0 million, respectively, an increase of 1% and 3%, respectively, over the comparable periods of fiscal 1996.

License revenues for the second quarter and the first six months of fiscal 1997 increased 7% and 13%, respectively, over the comparable periods of fiscal 1996. The increase in license revenues can be attributed to three new products:
VisualWave, a new product introduced in the third quarter of fiscal 1996; Parts for Java, the Company's newest product offering, introduced in the second quarter of fiscal 1997; and Distributed Smalltalk, which the Company acquired from Hewlett-Packard in the fourth quarter of fiscal 1996. Shipments of Parts for Java in the second quarter of fiscal 1997 totalled nearly $1.6 million but the Company recorded less than $500,000 in net license revenues in the quarter and established a reserve of approximately $1.1 million pending sell-through of the product in the retail channel, with which the Company has no history. The year-to-date increase in license revenues was partially offset by the elimination, early in the first quarter of fiscal 1997, of Visualworks runtime licenses, and by reduced sales of Visualworks.

Service revenues for the second quarter and the first six months of fiscal 1997 decreased 6% and 9%, respectively, over the comparable periods of fiscal 1996. The decrease in service revenue is attributable to a reduction of domestic consulting revenue, primarily due to a reduction in the number of consulting personnel. This decrease was partially offset by an increase in international training and consulting revenue, and an increase in support revenue.

Cost of net revenues

Cost of net revenues consists of cost of license revenues and cost of service revenues. Cost of license revenues is substantially lower than cost of service revenues, reflecting the relatively low materials, packaging, and other costs associated with sales of the Company's software products compared with the relatively high personnel costs incurred in providing services.

Cost of license revenues consists principally of royalties, materials, packaging and freight, and amortization of capitalized software development and purchased software costs. Cost of license revenues for the second quarter and the first six months of fiscal 1997 increased 81% and 50%, respectively, over the comparable periods of fiscal 1996. The increases were due primarily to a one-time write-off of purchased capitalized software for a canceled product, an increased royalty accrual on a third-party product sold by the Company, and a reserve for obsolete inventory. Cost of license revenues as a percentage of license revenue in the second quarter and first six months of fiscal 1997 was 35% and 29%, respectively, compared to 21% and 22%, respectively, in the comparable periods of fiscal 1996.

Cost of service revenues consists principally of personnel costs for training, consulting and customer support. Cost of service revenues varies based on the mix of services provided. Cost of service revenues for the second quarter and the first six months of fiscal 1997 decreased 6% and 10%, respectively, from the comparable periods of fiscal 1996. This decrease in costs was due to a reduction in the number of outside contractors used by the Company, reduced personnel costs and lower overhead costs. This decrease was partially offset by an increase in international training and consulting expenses as the Company expanded its international capacity. These costs as a percentage of service revenues in the second quarter and first six months of fiscal 1997 were 62% and 61%, respectively, compared to 62% in the comparable periods of fiscal 1996.

Operating expenses

Sales and marketing expenses consist principally of salaries, commissions, advertising, facility expenses, and travel-related expenses. These expenses for the second quarter and first six months of fiscal 1997 were $5.6 million and $11.8 million, respectively, representing increases of 14% and 16%, respectively, over the comparable periods of fiscal 1996. This increase is primarily due to a significant expansion in the Company's international sales force, including the French distributor acquired in the fourth quarter of fiscal 1996; an increase in sales commissions; higher travel costs; and recruiting fees for the domestic sales force. In addition, marketing expenses for advertising and promotion material increased as a result of the promotion of several products released during the last two quarters of fiscal 1996. As a percentage of net revenues, sales and marketing expenses for the second quarter and first six months of both fiscal 1997 and fiscal 1996 were 54% and 48%, respectively.

Acquired research and development expenses represent a one-time charge for software that has not yet reached technological feasibility under FAS 86 in the amount of $2.9 million taken in connection with the July 31, 1996 acquisition of privately held Objectshare Systems, Inc.

Research and development expenses for the second quarter and first six months of fiscal 1997 were $2.5 million and $5.0 million, respectively, a decrease of 9% and 8%, respectively, from comparable periods of fiscal 1996. This decrease was primarily due to a reduction in the size of the research and development organization subsequent to the merger with Digitalk in the second quarter of fiscal 1996. The decrease in research and development expenses was partially offset by increases in overhead, expensed tools and project materials, and third-party fees for product localization. No software development costs were capitalized during the first six months of fiscal 1997. As a percentage of net revenues, research and development expenses for the second quarter and first six months of fiscal 1997 were 24% and 23%, respectively, compared to 27% and 26%, respectively, in the comparable periods of fiscal 1996.

General and administrative expenses for the second quarter and first six months of fiscal 1997 were $2.4 million and $4.3 million, respectively, an increase of 48% and 27%, respectively, over the comparable periods of fiscal 1996. The increase resulted primarily from an increase in expenses associated with the securities class action lawsuit, an increase in the Company's allowance for doubtful accounts, and the acquisition of the French subsidiary near the end of the fourth quarter of fiscal 1996. As a percentage of net revenues, general and administrative expenses for the second quarter and first six months of fiscal 1997 were 23% and 19%, respectively, compared to 16% in the comparable periods of fiscal 1996.

Merger related expenses, incurred by the Company in the second quarter of fiscal 1996, were $5.1 million. Costs associated with the merger of ParcPlace Systems, Inc. and Digitalk, Inc., primarily transactions fees and costs, severance costs, the closing of duplicated facilities, and the write-off of inventory related to duplicate product lines incident to the merger, were charged against operations in the second quarter of fiscal 1996, the quarter in which the merger was consummated.

Interest and other income, net

Interest and other income, net, decreased to $310,000 in the second quarter of fiscal 1997 from $383,000 in the second quarter of the prior year. Interest and other income decreased to $603,000 in the first half of fiscal 1997 from $692,000 in the first half of fiscal 1996. These decreases are primarily the result of reduced cash and marketable securities balances as a result of the use of funds for acquisitions and working capital purposes.

Provision for income taxes

Although the Company had a loss for the second quarter and first six months of fiscal 1997, it provided for foreign and local taxes of $25,000 and $46,000, respectively.

LEGAL PROCEEDINGS

The Company and certain of its officers and directors have been named as defendants in a securities class action lawsuit filed on October 11, 1995, in the U.S. District Court for the Northern District of California, asserting claims under the Securities Exchange Act of 1934. The litigation is in pre-trial discovery and no trial date has been set. The Company believes that the claims are without merit. There can be no assurance, however, that the lawsuit will not cause management distraction from the operations of the Company or that the lawsuit will be resolved in a timely or satisfactory manner without significant costs to the Company.

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

In October 1996, ParcPlace reduced its world-wide total headcount by approximately 20%. The Company took this action in an effort to reduce its ongoing operating expenses and to better align operating expenses with revenue. The Company will take a restructuring charge against third quarter results estimated to be less than $2.0 million to cover severance packages, the closing of excess facilities, and the write-off of certain computer equipment and office furniture. The Company's future operating results and financial condition could be adversely affected by its ability to effectively manage the transition to the new business model and cost structure. The restructuring may adversely affect the Company's ability to retain and motivate employees.

The Company believes that to respond to changes in the marketplace, including technological changes and increased competition, it is necessary to continue to invest in sales and marketing, and research and development. Accordingly the Company expects that operating expenses in the next several quarters will continue to be at a higher percentage of total net revenues than in years prior to fiscal 1996. Competition for qualified personnel, however, is intense and may intensify. Employee turnover, particularly in technical and sales positions, is highly disruptive, and the loss of key personnel or inability to hire and retain qualified personnel will adversely affect the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash, cash equivalents and marketable securities of $21.3 million and working capital of $14.0 million compared to $28.2 million and $27.7 million, respectively, as of March 31, 1996. The Company has a $5 million working capital line of credit which includes a $1 million equipment line of credit sub-facility. The agreement expires on January 15, 1997, and there were no borrowings outstanding under this agreement on September 30, 1996.

The Company used cash for operations of $3.6 million in the first six months of fiscal 1997, which included a net loss of $10.6 million (including a one-time charge of $2.9 million for acquired research and development in the acquisition of Objectshare Systems, Inc.) and a decrease in accounts payable and accrued liabilities of $1.1 million offset by a decrease in accounts receivable of $3.6 million and amortization and depreciation of $2.2 million. Cash payments for the purchase of property and equipment in the first six months of fiscal 1997 were $1.4 million.

The Company may acquire other products, technologies, or businesses in the future. Costs and liabilities resulting from such acquisitions, or failure to effectively integrate such acquisitions, could adversely affect the Company's business and its results of operations and financial condition.

The Company believes that existing cash, cash equivalents and marketable securities will be sufficient to satisfy its currently anticipated cash requirements for the next twelve months.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1996 Annual Meeting of Stockholders on August 23, 1996. The stockholders voted as follows:

      Proposal 1. The stockholders elected each of the five nominees for director. The elected directors are: James C. Anderson (9,182,473 shares for, 441,470 shares withheld), John B. Carrington (9,179,161 shares for, 444,782 shares withheld), Jos C. Henkens (9,182,473 shares for, 441,470 shares withheld), Phillip C. Kantz (9,182,473 shares for, 441,470 shares withheld), William P. Lyons (9,168,386 shares for, 455,557 shares withheld),

      Proposal 2. The stockholders approved amendments to the 1993 Stock Plan, including an increase in the number of shares authorized for issuance thereunder (6,269,440 shares for, 3,225,652 shares against, 14,486 shares abstaining, and 114,365 broker non-votes).

      Proposal 3. The stockholders approved an amendment to the 1993 Employee Stock Purchase Plan to increase in the number of shares authorized for issuance thereunder (8,487,899 shares for, 1,006,867 shares against, 14,812 shares abstaining, and 114,365 broker non-votes).

      Proposal 4. The stockholders confirmed the appointment of Ernst & Young as independent auditors of the corporation for the fiscal year ending March 31, 1997 (9,588,119 shares for, 28,904 shares against, 6,920 shares abstaining, and 0 broker non-votes).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)  Exhibits:

         27.1 Financial Data Schedule

B)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 12, 1996          PARCPLACE-DIGITALK, INC.



                                  By: /S/ CAROLYN V. AVER
                                      __________________________________________
                                      Carolyn V. Aver
                                      Vice President and Chief Financial Officer
                                      (on behalf of the Registrant and as
                                      principal financial officer)

                             EXHIBIT INDEX

Exhibit
  No.             Description
-------           -----------
  27.1            Financial Data Schedule