Form 10-Q
period 1996-12-31
PARCPLACE DIGITALK INC
filed 1997-02-14
CIK 916354

================================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(mark one)
   [x]       Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 FOR THE QUARTER ENDED DECEMBER 31, 1996


                                       OR


   [ ]       Transition Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the Transition Period from ____to____.


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
                                                Yes    x        No
                                                     -----         -----

         As of January 31, 1997, the registrant had outstanding 11,823,636 shares of Common Stock.



================================================================================

                            PARCPLACE-DIGITALK, INC.
                                   FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 1996
                               TABLE OF CONTENTS



                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (all unaudited)

    Condensed Consolidated Balance Sheets
         as of December 31, 1996 and March 31, 1996                                     3

    Condensed Consolidated Statements of Operations
         for the three and nine months ended December 31, 1996 and 1995                 4

    Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 1996 and 1995                           5

    Notes to Condensed Consolidated Financial Statements                                6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      8


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                             13

ITEM 6.  Exhibits and Reports on Form 8-K                                              14

SIGNATURES                                                                             15

PART I.  FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            PARCPLACE-DIGITALK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               December 31,       March 31,
                                                                   1996             1996
                                                               ------------       ---------
ASSETS
Current assets:
     Cash and cash equivalents                                    $ 6,527          $14,367
     Marketable securities                                          7,538           13,358
     Accounts receivable, net of allowance of $2,517 at
        December 31 and $1,467 at March 31                          8,794           12,205
     Inventories                                                      687              825
     Other current assets                                             909              744
                                                                 --------         --------
                 Total current assets                              24,455           41,499

Marketable securities                                               1,500              506

Property and equipment:
     Property and equipment                                        13,343           11,846
     Less accumulated depreciation                                 10,821            8,255
                                                                 --------         --------
               Net property and equipment                           2,522            3,591

Other assets                                                        1,811            1,706
                                                                 --------         --------
               Total assets                                       $30,288          $47,302
                                                                 ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $ 1,951          $ 2,441
     Accrued compensation                                           1,967            3,093
     Other accrued liabilities                                      4,067            2,888
     Deferred revenue                                               5,260            5,376
                                                                 --------         --------
               Total current liabilities                           13,245           13,798

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value:
     Authorized shares - 30,000
     Issued and outstanding shares - 11,814 at
        December 31 and 11,532 at March 31                             12               12
    Additional paid-in capital                                     49,687           48,392
    Accumulated deficit                                           (32,499)         (14,871)
    Cumulative translation adjustment                                (157)             (29)
                                                                 --------         --------
          Total stockholders' equity                               17,043           33,504
                                                                 --------         --------
          Total liabilities and stockholders' equity              $30,288          $47,302
                                                                 ========         ========

(See accompanying notes.)

                            PARCPLACE-DIGITALK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                      For the three months          For the nine months
                                                       ended December 31,            ended December 31,
                                                      ---------------------        -----------------------
                                                       1996          1995            1996           1995
                                                      -------       -------        --------       --------
Net revenues:
   License                                            $ 4,229       $ 9,681        $ 17,145       $ 21,068
   Service                                              3,860         3,891          12,919         13,796
                                                      -------       -------        --------       --------
Total net revenues                                      8,089        13,572          30,064         34,864

Cost of net revenues:
   License                                              1,043         1,646           4,763          4,130
   Service                                              2,595         2,540           8,113          8,664
                                                      -------       -------        --------       --------
Total cost of net revenues                              3,638         4,186          12,876         12,794
                                                      -------       -------        --------       --------
Gross profit                                            4,451         9,386          17,188         22,070
Operating expenses:
   Sales and marketing                                  4,394         5,529          16,184         15,728
   Research and development                             2,185         2,406           7,214          7,865
   General and administrative                           1,833         1,701           6,090          5,043
   Acquired research and development                      646           ---           3,513            ---
   Restructuring and merger costs                       2,182           ---           2,182          5,092
                                                      -------       -------        --------       --------
Total operating expenses                               11,240         9,636          35,183         33,728
                                                      -------       -------        --------       --------
Loss from operations                                   (6,789)         (250)        (17,995)       (11,658)
Interest income (expense) and other, net                 (100)          339             503          1,031
                                                      -------        ------        --------       --------
Income (loss) before provision for income taxes        (6,889)           89         (17,492)       (10,627)
Provision for income taxes                                 25            25              71             77
                                                      =======       =======        ========       ========
Net income (loss)                                     $(6,914)      $    64        $(17,563)      $(10,704)
                                                      =======       =======        ========       ========
Net income (loss) per share                           $ (0.59)      $  0.01        $(  1.50)      $  (1.03)
                                                      =======       =======        ========       ========
Shares used in computing
 net income (loss) per share                           11,800        11,500          11,725         10,475
                                                      =======       =======        ========       ========

(See accompanying notes)

                            PARCPLACE-DIGITALK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          For the nine months
                                                                                          ended December 31,
                                                                                        -----------------------
                                                                                          1996           1995
                                                                                        --------       --------
Operating Activities
Net loss                                                                                $(17,563)      $(10,704)
Adjustments to reconcile net loss to net cash
    used in operating activities:
     Acquired Research and development                                                     3,513            ---
     Depreciation and amortization                                                         3,455          2,234
     Changes in operating assets and liabilities:
        Accounts receivable                                                                3,411           (854)
        Inventories                                                                          138            447
        Prepaid expenses and other current assets                                            (90)           143
        Accounts payable and accrued liabilities                                            (954)         1,432
        Deferred revenue                                                                    (116)           647
                                                                                        --------       --------
Net cash used in operating activities                                                     (8,206)        (6,655)

Investing activities
Business combinations                                                                     (3,699)           ---
Purchases of property and equipment                                                       (1,466)        (1,171)
Maturities of marketable securities                                                       21,239         25,544
Purchases of marketable securities                                                       (16,479)       (31,851)
Additions to capitalized software development costs                                          ---           (200)
Decrease (increase) in deposits and other assets                                            (228)           210
                                                                                        --------       --------
Net cash used in investing activities                                                       (633)        (7,468)

Financing activities
Proceeds from issuance of common stock, net of repurchases                                 1,127            811
                                                                                        --------       --------
Net cash provided by financing activities                                                  1,127            811
                                                                                        --------       --------
Effect of exchange rate changes on cash
   and cash equivalents                                                                     (128)           (48)

Net decrease in cash and cash equivalents                                                 (7,840)       (13,360)
Cash and cash equivalents at beginning of period                                          14,367         25,059
                                                                                        --------       --------
Cash and cash equivalents at end of period                                              $  6,527       $ 11,699
                                                                                        ========       ========

(See accompanying notes.)

                            PARCPLACE-DIGITALK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements have been prepared by ParcPlace-Digitalk, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended March 31, 1996.

    In the opinion of management the accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the nine months ended December 31, 1996 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 1997.

2.  Income Taxes

    The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.


3.  Net Income (Loss) per Share

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares have been excluded from the computation as their effect would be antidilutive. Net income per share, using the treasury stock method, is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options outstanding.

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

    At December 31, 1996, all of the Company's debt securities were classified as available-for-sale and are carried at fair market value with any material unrealized gains and losses recorded in stockholders' equity. The cost of the securities is based upon the specific identification method.

5.  Depreciation and Amortization

    The Company has included $419,000 of equipment written off in the October 1996 restructuring in its depreciation and amortization for the quarter ended December 31, 1996.

6.  Business Combinations

    On October 1, 1996, the Company acquired Polymorphic Software, Inc. (PSI), a privately held corporation in the Smalltalk tools and consulting business. This acquisition was accounted for as a purchase in which the Company agreed to pay approximately $1.0 million in cash, of which $700,000 was paid during the quarter, in exchange for all outstanding shares of PSI common stock. The operating results of PSI are included in the Company's consolidated results of operations from the date of acquisition. In connection with the acquisition, the Company has taken a write-off of $646,000 for acquired research and development in the quarter ended December 31, 1996.

    On July 31, 1996, the Company acquired Objectshare Systems, Inc. (OSI), a privately held corporation in the Smalltalk tools add-on products business. The acquisition was accounted for as a purchase in which the Company paid $3.0 million in cash and assumed options for the purchase of 104,086 shares of ParcPlace's common stock. In connection with the acquisition, the Company has taken a write-off of $2.9 million for acquired research and development in the quarter ended September 30, 1996. The operating results of OSI have been included in the Company's consolidated results of operations from the date of acquisition.

7.  Litigation

    During the quarter ended December 31, 1996, the Company and its insurers agreed to settle the securities class action lawsuit filed against the Company and certain of its officers and directors on October 11, 1995, in the U.S. District Court for the Northern District of California. For its portion of the settlement, the Company paid $250,000, which is included in interest income (expense) and other, net for the quarter. The settlement is subject to final approval of the court, which will be ruled upon at a settlement hearing scheduled for March 12, 1997. Although the Company believes that it would have prevailed on the merits if the suit had proceeded to trial, the Company determined to settle the lawsuit in order to avoid the expense and distraction of litigation.

8.  Restructuring and merger costs

    The Company recorded charges for a restructuring in the third quarter of fiscal 1997 and expenses incurred as a result of the merger of ParcPlace Systems, Inc. and Digitalk, Inc. (the "Merger") in the second quarter of fiscal 1996. In October 1996, the Company reduced its total headcount by approximately 70 people, including employees and contractors. The Company took this action in an effort to reduce its ongoing operating expenses. The Company has recorded a restructuring charge in the third quarter results of $2.2 million, with approximately $1.2 million in actual disbursements, to cover severance packages, the closing of excess facilities, and the write-off of excess computer equipment and office furniture. Merger-related expenses of $5.1 million were incurred by the Company in the first nine months of fiscal 1996. These expenses consisted primarily of transactions fees and costs, severance costs, the closing of duplicated facilities, and the write-off of inventory related to duplicate product lines incident to the Merger.

9.  Subsequent Events

    In January 1997, the Company decided to further reduce its worldwide total headcount by approximately 25%. The Company estimates it will incur a restructuring charge in the quarter ended March 31, 1997, of approximately $3.0 million to cover employee severance packages, the closing of surplus facilities, and the write-off of excess computer equipment and office furniture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ParcPlace-Digitalk develops, markets, and supports object-oriented application development tools for the client/server/web computing market. The Company also provides customer support, training, on-site assistance, and consulting. License revenues in the current fiscal year have been generated primarily by the Company's VisualWorks, VisualWave and Visual Smalltalk Enterprise products. These products comprise a family of object-oriented application development environments based on the Smalltalk programming language. The Company has recently determined to focus its product development efforts on server and distributed computing tools, which will be based on VisualWorks and VisualWave, and to discontinue development of Visual Smalltalk Enterprise. In addition, the Company's Objectshare division offers Parts for Java, a Java-based component development environment introduced in the second quarter of fiscal 1997.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) the percentage of net revenues represented by certain line items in the Company's Consolidated Condensed Statements of Operations, (ii) the gross margins on license and service revenues and (iii) the percentage changes from the preceding periods.

                                          Percentage of total net revenues for the
                                          ----------------------------------------
                                                                                           Percent change
                                          Three months ended     Nine months ended        of dollar amounts
                                             December 31,           December 31,        1996 compared to 1995
                                             ------------           ------------        ---------------------
                                                                                          Three         Nine
                                            1996       1995       1996        1995       months       months
                                            ----       ----       ----        ----       ------       ------
Net Revenues:
  License                                    52 %        71 %       57 %        60 %        (56)%        (19)%
  Service                                    48 %        29 %       43 %        40 %         (1)%         (6)%
                                           ----        ----       ----         ---
Total net revenues                          100 %       100 %      100 %       100 %        (40)%        (14)%

Cost of net revenues:
  License                                    13 %        12 %       16 %        12 %        (37)%         15 %
  Service                                    32 %        19 %       27 %        25 %          2 %         (6)%
                                           ----        ----       ----         ---
Total cost of net revenues                   45 %        31 %       43 %        37 %        (13)%         (1)%
                                           ----        ----       ----         ---
Gross Margin                                 55 %        69 %       57 %        63 %        (53)%        (22)%

Operating Expenses:
  Sales and marketing                        54 %        41 %       54 %        45 %        (21)%          3 %
  Research and development                   27 %        18 %       24 %        23 %         (9)%         (8)%
  General and administrative                 23 %        12 %       20 %        14 %           8%          21%
  Acquired research and development           8 %         0 %       12 %         0 %         n/a          n/a
  Restructuring and merger costs             27 %         0 %        7 %        15 %         n/a         (57)%
                                           ----        ----       ----         ---
Total operating expenses                    139 %        71 %      117 %        97 %         17 %          4 %
                                           ----        ----       ----         ---
Income (loss) from operations               (84)%        (2)%      (60)%       (34)%
Interest and other income, net               (1)%         3 %        2 %         3 %
                                           ----        ----       ----         ---

Income (loss) before income taxes           (85)%         1 %      (58)%       (31)%
Provision for income taxes                    0 %         0 %        0 %         0 %
                                           ----        ----       ----         ---
Net income (loss)                           (85)%         1 %      (58)%       (31)%

Gross margin:
  License                                    75 %        83 %       72 %        80 %
  Service                                    33 %        35 %       37 %        37 %

Net revenues

Total net revenues for the third quarter and the first nine months of fiscal 1997 were $8.1 million and $30.1 million, respectively, decreases of 40% and 14%, respectively, from the comparable periods of fiscal 1996.

License revenues for the third quarter and the first nine months of fiscal 1997 decreased 56% and 19%, respectively, from the comparable periods of fiscal 1996. The declines are attributable to lower sales of development environments, and, to a lesser extent, the elimination of runtime license fees partially offset by sales of new products such as VisualWave, Distributed Smalltalk, and Parts for Java. The Company believes that the decrease in sales of development environments was largely due to: resistance regarding the Smalltalk programming language, correlated to the increasing popularity of Java, a new object development language rapidly gaining momentum in the marketplace; difficulties encountered in the Company's efforts to merge the Visual Smalltalk Enterprise product into the VisualWorks product; and a high rate of turnover among the Company's sales force.

Service revenues for the third quarter and the first nine months of fiscal 1997 decreased 1% and 6%, respectively, from the comparable periods of fiscal 1996. The decrease in the third quarter and first nine months of fiscal 1997 is associated with reduced sales of development environments, which generally drive service revenues, and a reduction in the number of available consulting and training personnel in North America, partially offset by the growth of international training and consulting and an increase in worldwide support revenues.

Cost of revenues

Cost of license revenues consists principally of royalties, materials, packaging and freight, and amortization of capitalized software development costs and purchased software. Cost of license revenues for the third quarter and first nine months of fiscal 1997 decreased 37% and increased 15%, respectively, from the comparable periods of fiscal 1996. The third quarter reduction resulted from lower sales of development environments. The year-to-date increase was due to a write-off of purchased capitalized software, an increased royalty accrual on a third-party product sold by the Company, a write-off of obsolete inventory, and the higher cost of sales on the company's retail product. Cost of license revenues as a percentage of license revenues for the third quarter and first nine months of fiscal 1997 was 25% and 28%, respectively, compared to 17% and 20% in the comparable periods of fiscal 1996.

Cost of service revenues consists principally of personnel costs for training, consulting and customer support. Cost of service revenues varies based on the mix of services provided, with gross margins being generally higher on long-term time-and-materials consulting projects, and lower on training, fixed-price and short-term consulting projects. Cost of service revenues for the third quarter and the first nine months of fiscal 1997 increased by 2% and decreased by 6%, respectively, from the comparable periods of fiscal 1996. The increase in costs for the third quarter was due to an increase in international expenses and a domestic fixed-price contract that experienced overruns. The reduction in costs for the first nine months was due to a reduction both in headcount and contract personnel which was partially offset by increases in international spending. These costs as a percentage of service revenues in the third quarter and the first nine months of fiscal 1997 were 67% and 63%, respectively, compared to 65% and 63%, respectively, in the comparable periods of fiscal 1996.

Operating expenses

Sales and marketing expenses consist principally of salaries, commissions, advertising, facility expenses, and travel-related expenses. These expenses for the third quarter and the first nine months of fiscal 1997 were $4.4 million and $16.2 million, respectively, representing a decrease of 21% and an increase of 3%, respectively, over the comparable periods of fiscal 1996. The third quarter decrease is primarily due to lower spending for commissions, trade shows, staffing, printing and reproduction, and literature. The year-to-date increase resulted from expansion of the Company's international sales and marketing presence including the addition of a French subsidiary and was partially offset by decreases in domestic spending as noted for the third quarter of fiscal 1997. As a percentage of net revenues, sales and marketing expenses for the third quarter and first nine months of fiscal 1997 were 54% compared to 41% and 45%, respectively, in the comparable periods of fiscal 1996.

Research and development expenses for the third quarter and the first nine months of fiscal 1997 were $2.2 million and $7.2 million, respectively, a decrease of 9% and 8%, respectively, over the comparable periods of fiscal 1996. These decreases were primarily related to reduced personnel costs, including salaries and benefits resulting from a reduction in work force in conjunction with the Digitalk merger, the reduction in work force in the third quarter of fiscal 1997, and attrition in the first nine months of fiscal 1997. As a percentage of net revenues, research and development expenses for the third quarter and first nine months of fiscal 1997 were 27% and 24%, respectively, compared to 18% and 23%, respectively, in the comparable periods of fiscal 1996.

General and administrative expenses for the third quarter and the first nine months of fiscal 1997 were $1.8 million and $6.1 million, respectively, an increase of 8% and 21%, respectively, over the comparable periods of fiscal 1996. The increase in the third quarter was largely due to an increase of bad debt allowance as well as legal expenses associated with the securities class action lawsuit, partially offset by decreased staffing expense from the October reduction in work force and subsequent attrition. The increase for the first nine months of fiscal 1997 was due to an increase of bad debt allowance, legal expenses associated with the securities class action lawsuit, and an increase in international spending primarily from the French subsidiary, partially offset by a decrease in North American staffing expense. As a percentage of net revenues, general and administrative expenses for the third quarter and first nine months of fiscal 1997 were 23% and 20%, respectively, compared to 13% and 15%, respectively, in the comparable periods of fiscal 1996.

Acquired research and development represents charges for software that has not yet reached technological feasibility under FAS 86 in the amounts of $646,000 taken in connection with the October 1, 1996, acquisition of privately held Polymorphic Software, Inc. and $2.9 million taken in connection with the July 31, 1996, acquisition of privately held Objectshare Systems, Inc.

Restructuring and merger costs reflect charges recorded for a restructuring in the third quarter of fiscal 1997 and expenses incurred as a result of the merger of ParcPlace Systems, Inc. and Digitalk, Inc. (the "Merger") in the second quarter of fiscal 1996. In October 1996, the Company reduced its total headcount by approximately 70 people, including employees and contractors. The Company took this action in an effort to reduce its ongoing operating expenses. The Company has recorded a restructuring charge in the third quarter results of $2.2 million, with approximately $1.2 million in actual disbursements, to cover severance packages, the closing of excess facilities, and the write-off of excess computer equipment and office furniture. Merger-related expenses of $5.1 million were incurred by the Company in the first nine months of fiscal 1996. These expenses consisted primarily of transactions fees and costs, severance costs, the closing of duplicated facilities, and the write-off of inventory related to duplicate product lines incident to the Merger.

Interest income (expense) and other, net

Interest income (expense) and other was a net expense of $100,000 in the third quarter of fiscal 1997 compared with net interest income of $339,000 in the third quarter of the prior year. This decrease reflects a payment of $250,000 for proposed settlement of the securities class action lawsuit, other related legal costs and lower interest income from reduced cash and marketable securities balances. Interest and other income for the first nine months of fiscal 1997 was $503,000 in comparison to $1.03 million for the comparable period a year ago. This decrease was primarily due to reduced cash and marketable securities balances, the lawsuit and related legal costs, and lower interest rates during the nine month period.

Provision for income taxes

Although the Company had a loss for the third quarter and the first nine months of fiscal 1997, it provided for foreign and local taxes of $25,000 and $71,000, respectively.

LEGAL PROCEEDINGS

During the quarter ended December 31, 1996, the Company and its insurers agreed to settle the securities class action lawsuit filed against the Company and certain of its officers and directors on October 11, 1995, in the U.S. District Court for the Northern District of California. For its portion of the settlement, the Company paid $250,000, which is included in interest income (expense) and other, net for the quarter. The settlement is subject to final approval of the court, which will be ruled upon at a settlement hearing scheduled for March 12, 1997. Although the Company believes that it would have prevailed on the merits if the suit had proceeded to trial, the Company determined to settle the lawsuit in order to avoid the expense and distraction of litigation.

FACTORS AFFECTING QUARTERLY RESULTS

The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. Recent quarters have been adversely affected by substantially lower license revenues which the Company attributes to the factors discussed above under "Results of Operations
- Net Revenues". Quarterly fluctuations may be caused by numerous factors including but not limited to those discussed above. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has received a substantial portion of its product orders in the last month of the quarter, with a concentration of such orders in the last week. Delays in the receipt of orders can therefore cause significant variations in quarterly license revenues. License revenues may also be affected by seasonal trends. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the mix of products and services, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues attributable to licenses and to service fees, commencement or conclusion of significant consulting projects, changes in the level of operating expenses, and competitive conditions in the industry. Because the Company's staffing and other operating expenses are based on anticipated revenues, operating results will be adversely affected if the anticipated level of revenues is not realized in the applicable budget period. The Company's results in recent quarters are not necessarily indicative of future results and the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indicator of future performance.

The Company's future success will depend to a large extent on growth in market acceptance of object-oriented technology in general and the Company's transition from Smalltalk-based products to distributed computing products in particular, and will also depend on acceptance of the Company's products for use in new applications and operating environments such as the Internet. The market for the Company's products is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, or if errors are found in products after commercial shipments, the Company's business and results of operations will be adversely affected. In addition, competitive pressures from existing and new competitors who offer lower prices or introduce new products can result in delays in purchase decisions by, or loss of sales to, potential customers or cause the Company to institute price reductions, any of which will adversely affect the Company's results of operations.

In January 1997, the Company announced the implementation of further actions, in addition to the steps taken in the third quarter, to reduce costs and restructure its business, including a further reduction in total headcount of approximately 25%. The Company estimates it will incur a restructuring charge in the quarter ended March 31, 1997, of approximately $3.0 million to cover employee severance packages, the closing of excess facilities, and the write-off of certain computer equipment and office furniture. While the Company needs to reduce fixed costs, it also believes that it is necessary to continue to invest in sales, marketing, and research and development. Accordingly the Company expects that operating expenses in the next several quarters will continue to be at a higher percentage of total net revenues than in years prior to fiscal 1997. The Company's future operating results and financial condition could be adversely affected if the Company is unable to effectively manage the transition to a new business model and cost structure.

Competition for qualified personnel is intense and has recently intensified in the Company's geographic and industry segments. The intensifying competition for qualified personnel, as well as the implementation of the Company's restructuring actions, have increased the already high difficulty of retaining and motivating employees. Employee turnover, particularly in technical and sales positions, is highly disruptive, and high turnover of sales personnel has adversely affected the Company's revenues. Ongoing high rates of employee turnover, the loss of key personnel, or an inability to hire qualified personnel will adversely affect the Company's business and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had cash, cash equivalents and marketable securities of $15.6 million and working capital of $11.2 million compared to $28.2 million and $27.7 million, respectively, as of March 31, 1996. The Company has a $5 million secured working capital line of credit. The credit facility expires September 30, 1997. There were no borrowings outstanding under this credit facility on December 31, 1996. The Company was not in compliance with its profitability convenant, which covenant was waived by the lending institution, as of December 31, 1996.

The Company used cash for operations of $8.2 million in the first nine months of fiscal 1997, which included a net loss of $17.6 million (including $3.5 million for acquired research and development in the acquisitions of Objectshare Systems, Inc. and Polymorphic Software, Inc.) and a decrease in accounts payable and accrued liabilities of $1 million, partially offset by depreciation and amortization of $3.5 million and a decrease in accounts receivable of $3.4 million. Cash paid for business combinations was $3.7 million year-to-date. Cash payments for the purchase of property and equipment in the first nine months of fiscal 1997 were $1.5 million.

The Company believes that existing cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next twelve months. Although the Company has taken measures in the current fiscal year to reduce operating expenses, the Company expects to continue to incur negative cash flows from operations in the near term, and there can be no assurance that the Company will achieve positive cash flows in the future. The Company may from time to time consider the acquisition of products, technologies, or businesses complementary to its overall business strategy.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the quarter ended December 31, 1996, the Company and its insurers agreed to settle the securities class action lawsuit filed against the Company and certain of its officers and directors on October 11, 1995, in the U.S. District Court for the Northern District of California. For its portion of the settlement, the Company paid $250,000, which is included in interest income (expense) and other, net for the quarter. The settlement is subject to final approval of the court, which will be ruled upon at a settlement hearing scheduled for March 12, 1997. Although the Company believes that it would have prevailed on the merits if the suit had proceeded to trial, the Company determined to settle the lawsuit in order to avoid the expense and distraction of litigation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)  Exhibits:

         27.1     Financial Data Schedule

B)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  February 11, 1997            PARCPLACE-DIGITALK, INC.



                                    By:  /s/ CAROLYN V. AVER
                                         -------------------------------------
                                         Carolyn V. Aver
                                         Vice President and Chief Financial
                                         Officer (on behalf of the Registrant
                                         and as principal financial officer)

                                 EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------


Ex-27.1          Financial Data Schedule