Form 10-K
period 1997-03-31
PARCPLACE DIGITALK INC
filed 1997-07-02
CIK 916354

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K



[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER: 0-23132





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



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 481-9090


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (Title of class)




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


               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



               The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on June 26, 1997, as reported by Nasdaq was $12,331,236. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of June 26, 1997, the registrant had outstanding 11,929,351 shares of Common Stock.



                       DOCUMENTS INCORPORATED BY REFERENCE


               Parts of the Registrant's Annual Report to Stockholders for its fiscal year ended March 31, 1997 (the "1997 Annual Report to Stockholders") are incorporated by reference in Parts II and IV of this Form 10-K report and parts of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"), which shall be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end, are incorporated by reference in Part III of this Form 10-K Report.


================================================================================

                                     PART I

ITEM 1. BUSINESS

1A.  GENERAL

               ParcPlace-Digitalk, Inc. ("ParcPlace-Digitalk" or the "Company") develops, markets and supports fully object-oriented application development tools for use in development of distributed client/server/web applications. The Company also provides a comprehensive range of services, including customer support, training and consulting as integral components of a complete solution. The Company's primary products are VisualWorks, VisualWave and Distributed Smalltalk, which are application development environments ("ADEs") based on the Smalltalk programming language. VisualWorks, the Company's primary ADE, provides a powerful visual programming environment that enables programmers to develop, deploy and maintain applications ranging from workgroup and departmental applications to complex enterprise-wide mission-critical client/server applications. VisualWorks applications are portable across multiple platforms. VisualWave is an extension of the VisualWorks environment that allows a VisualWorks application to be enhanced for deployment on the Internet. The Company's Distributed Smalltalk ("DST") tool set, when used in conjunction with VisualWorks or VisualWave, provides a proven architecture for developing mission-critical, enterprise-wide distributed applications. Through its ObjectShare division, the Company develops, markets and supports Parts for Java, a visual programming environment based on the Java programming language, and related tools.

               ParcPlace Systems, Inc., which merged with Digitalk, Inc. in August 1995, to form ParcPlace-Digitalk, was organized in 1988 in cooperation with Xerox Corporation to commercialize object-oriented technology. ParcPlace-Digitalk acquired ObjectShare Systems, Inc. in July 1996 and Polymorphic Software, Inc. in October 1996.

               This Form 10-K includes a number of forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results and financial position to be affected negatively as events unfold in the market for the Company's products. These events include, but are not limited to, the risks inherent in the development and marketing of relatively new technologies, and the Company's ability to deliver competitive products, retain key employees and maintain sufficient sales revenue to fund ongoing research and development. The Company will not update or revise any such forward-looking statements to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance. A more thorough discussion of these factors is presented in Section 1.b "Risk Factors" and elsewhere in this report.

BACKGROUND

      OBJECT ORIENTED APPLICATION DEVELOPMENT

               Object-oriented application development represents a relatively new approach to developing software applications. The basic concept of object-oriented technology is to construct software in terms of objects, which are independent modules that can be modified independently from each other, reused in new applications, and reused and extended to create new objects. Thus, object-oriented technology can offer substantial productivity gains by enabling programmers to reuse more of their application code in developing new applications or adding new functionality to existing applications. Because new functions can be added incrementally without changing existing objects, applications developed using object-oriented programming are also more easily maintained without risking the integrity of the entire system. The reusability of tried-and-tested objects results in higher-quality code and reduced maintenance requirements. Since independent objects can be combined to form new objects, a complex system can be created from simpler sub-structures. These characteristics of object-oriented systems make them well suited for the complexity of larger-scale systems, such as those needed to support enterprise-wide mission-critical business applications.

               Smalltalk is a pure object-oriented programming language. As a pure object language, Smalltalk provides all of the intended benefits of object programming: direct business modeling, an easy-to-learn syntax, rapid development of new objects, incremental changes to existing objects, and easy and safe reuse of objects. Such benefits make Smalltalk generally more suitable to corporate application development than object-based extensions of other programming languages, such as C++, which is an object-oriented extension of C. Both C and C++ are too complex and low level to provide a pragmatic solution for the vast majority of corporate applications. In addition, although the C++ language provides for object orientation, it allows programmers to revert to procedural programming techniques, thereby potentially limiting the benefits of object-oriented programming

               Smalltalk also has certain advantages over Java, which is being used primarily for development of Web-based client applications. Smalltalk, particularly in the Company's implementation, has more extensive class libraries, server capability, and the maturity achieved through testing and deployment in corporate applications. Java, which has had only limited implementation in development tools, has not been widely tested or deployed in corporate applications.

      CLIENT/SERVER/WEB COMPUTING

               In recent years, many organizations have moved their information systems from mainframe and mini-computer based architectures to distributed client/server computing environments. Client/server systems typically consist of multiple desktop PC and workstation clients linked in a network to one or more high-performance servers. This computing architecture has several benefits: (i) client/server computing enables end-users to access and share enterprise-wide data and applications, (ii) additional clients, servers and other computing resources can easily be added to the network in cost-effective increments and
(iii) because of the distributed nature of client/sever systems, organizations can improve the overall effectiveness of their computing resources by appropriately distributing application logic, processing and data among clients and servers.

               The distribution of functionality among objects and the ability of objects to communicate with each other makes object-oriented technology ideally suited for the client/server environment. Client/server architectures are based upon the distribution of functionality among different computers on a network and the ability of clients and servers to communicate via message-passing. Object-oriented technology is based on a similar message-passing architecture in which objects on clients and servers throughout a network can easily communicate to comprise an enterprise-wide client/server application. Distributed computing standards like the Common Object Request Broker Architecture ("CORBA") enhance communication among objects.

               The Internet is a global web of computer networks. This "network of networks" allows any computer attached to the Internet to talk to any other, using the Internet Protocol. Much of the recent growth in Internet use by businesses and individuals has been driven by the emergence of the World Wide Web (the "Web"), a format for delivering graphical information over the Internet. The Web, based on a client/server model and a set of standards for information access and navigation, can be accessed using client "browser" software that allows non-technical users to exploit the capabilities of the Internet. As an increasing number of organizations provide their employees with Web access from their desktops, an opportunity is emerging for internal information systems and enterprise applications hosted on internal Web servers. These systems are referred to as the "intranet." An intranet enables organizations to extend their internal information systems and enterprise applications to geographically dispersed facilities, remote offices, and mobile employees using Web browsers and server software.

               Client/server/web computing refers to application development and delivery systems for business software that will operate in both a client/server environment and on the Internet and/or Intranet without modification or recompilation.

      DISTRIBUTED COMPUTING

               Distributed computing is based on the ability to distribute applications across a network. Early application networks provided simple data or procedural interfaces among software programs that needed to interact. The complexity of such a system expands geometrically as the number of discrete application components in such a system increases. Managing application networks larger than a single enterprise can be an impossible task unless distributed components can communicate with each other without the need to understand each interface in the distributed network of components.

               Distributed objects resolve this crucial problem by using standards that support sending messages to and receiving messages from other objects regardless of location. Distributed objects can reside on different machines and on an intranet or the Internet, and they can migrate from one host to the other, surviving beyond the life of a current host. A majority of distributed objects adhere to CORBA, a standard for object messaging maintained by the Object Management Group ("OMG"). The main advantage of CORBA is the ability to transparently interoperate with other languages that support CORBA. Messages between objects are converted into language-neutral forms that are processed by an object request broker ("ORB"), which carries the translated message from one object to another.

THE PARCPLACE SOLUTION

               The Company provides a fully object-oriented software development environment and related training and consulting services to support the development of mission-critical, enterprise-wide client/server/web applications. The Company's strategy has been to offer a complete solution to its customers to enable them to capitalize on the advantages of object-oriented technology.

               Complete, Integrated Application Development Environment. The Company believes that customers developing client/server/web or distributed computing applications require a complete, powerful, robust and extensible development environment as a foundation for their development efforts. VisualWorks provides a fully integrated graphical user interface ("GUI") builder, access to multiple databases, cross-platform portability, true object-oriented visual programming in the Smalltalk language, and an extensive library of pre-developed classes and methods that support its environment. VisualWave, as an extension of VisualWorks, provides the capabilities to develop applications that are ready to be deployed on the Internet in the familiar VisualWorks development environment.

               Comprehensive Service and Support. The Company believes that service and support is a critical factor for customer success. The Company offers comprehensive customer service, training, support, and on-site assistance and consulting as integral components of its overall customer solution. The Company's training and consulting personnel assist customers in becoming productive quickly, setting up a development infrastructure appropriate to customer requirements and the implementation of object-oriented technology, and for providing ongoing support of deployed applications and enterprise-wide distributed computing solutions.

PRODUCTS

               The Company offers a line of object-oriented application development tools for the client/server/web and distributed computing markets. The Company's primary products are VisualWorks, VisualWave, Distributed Smalltalk ("DST"), and related products based on the Smalltalk programming language. This family of object-oriented application development environments provides the following significant customer benefits:

               Improved Information Systems Productivity. The Company's products are designed to increase the productivity of IS organizations by reducing the overall effort required to develop and maintain an application.

           o Reduced Development Effort. True object-oriented development environments allow programmers to take advantage of code reuse, prototyping of partial systems and incremental development. By fully adhering to the concepts of true object-oriented programming, the Company's software tools can reduce the time and resources required to develop an application when compared to structured programming languages.

           o Reduced Maintenance Effort. Because the Company's development tools allow objects to be developed and tested independently and applications to be modified by adding new objects incrementally, applications can be more easily maintained without risking the integrity of the entire system. In addition, changes made to an original object are immediately made available to every application or applications using that object, thereby speeding maintenance and enhancement.

               Enterprise-Wide Capability. The Company's products enable customers to develop mission-critical applications that operate throughout the enterprise.

           o Portability. The Company's products provide a solution to the heterogeneous computing environments prevalent in most large organizations today. Applications written in VisualWorks are instantly portable across the most commonly used client and server platforms.

           o Scalability. Scalability refers to the size and complexity of applications that can be developed. The Company's products provide for the development of fully scalable applications ranging from workgroup or departmental applications to enterprise-wide, mission-critical applications deployed on complex networks with thousands of users in multiple locations.

           o Development for Client/Server/Web Computing. The architecture of the Company's products enables customers to develop applications for the server, the client, or the Web. The products accommodate flexibility in computing architectures, and allow the developer to adjust the distribution of data, presentation and applications among clients, servers and the Web, depending on the requirements of the business function being implemented.

           o Development for Distributed Computing. By combining the application development capabilities of VisualWorks and the distributed component technology of DST, the Company provides a toolset and architecture for developing mission-critical, enterprise-wide distributed applications for the Internet. In a distributed computing architecture, the processing of various application tasks is distributed across network systems, rather than being centralized in a specific location. This model of distribution enables corporations to improve efficiency and performance of the overall enterprise network by leveraging the computing power of multiple systems for a given task, either with systems that would be otherwise underutilized or with systems that are geographically closer to the user.

               Following is a description of the Company's products:

      VISUALWORKS AND ADD-ON PRODUCTS FOR VISUALWORKS

               VisualWorks is a robust application development environment for corporate developers building client and server applications. It includes these key features:

           o The ParcPlace Smalltalk language and its extensive class library, and a full set of integrated development tools, providing all the benefits of true object-oriented programming.

           o Instant, zero-cost portability across PC (Windows, Windows NT and OS/2), UNIX, and Macintosh platforms. VisualWorks' compiler architecture enables deployment across platforms without any reprogramming or recompiling.

           o A Database Application Creator that allows developers to create basic database applications without any Smalltalk or SQL programming. The Database Application Creator includes an "ObjectLens" that allows developers to combine relational database systems with object-oriented programming technology for client and server applications, a "Visual Data Modeler" that allows developers to manipulate database schemas and relationships between databases and applications, and other capabilities for rapid database application development.

           o A GUI builder that enables developers to create user interface specifications using a visual "paint-and-build" approach. The GUI builder includes a "ChameleonView" feature that lets developers preview the look of their application on multiple platforms.

           o A Reusable Application Framework used to generate a working prototype application from the user interface specification.

           o The ability to develop applications that reside on servers and run without client user interfaces.

           o   The capability to perform multi-threading operations.

               VisualWorks Advanced Tools provides a variety of specialized Smalltalk-based tools to optimize applications. These tools include browsers, allocation and time profilers, a parser compiler, a class reporter, and a benchmark facility.

               VisualWorks Business Graphics is a data presentation tool for building and incorporating business graphics into applications developed using VisualWorks.

               VisualWorks Database Connect products provide the additional code necessary to connect VisualWorks to Oracle, Sybase and DB2 relational databases. Because VisualWorks has an open API for drivers, additional connections can be made to other databases.

               VisualWorks DLL and C Connect provides tools and interfaces that enable an easier and tighter integration of VisualWorks applications with C programs. By using these tools, a VisualWorks developer can link VisualWorks applications to external C code libraries and applications available in today's open systems environment.

      VISUALWAVE

               VisualWave Development Environment ("VisualWave") is an object-oriented development tool for creating applications that operate across the Web, either on an internal "intranet" or over the Internet. VisualWave includes the same object-oriented application development features as VisualWorks but also includes a set of advanced tools for creating a Web application. End-users can interact with the application through the Web using a Web "browser" such as Netscape Navigator or Microsoft Internet Explorer connected to a VisualWave Internet Application Server. Unlike most Web tools, which provide only for broadcasting of static information or simple interaction via forms, VisualWave allows end-users to connect through the Web to a dynamic application, fully integrated with client/server systems. VisualWave offers the following features:

           o Graphical tools that provide automatic generation of the Web interface and allow developers to incorporate dynamic graphics into their applications.

           o Session management, enabling a true two-way dialog between the end-user and the application.

           o A personal Web server for testing Web applications before deployment.

           o   Support for most Web servers and browsers.

           o A full-featured object-oriented application development environment.

               VisualWave Internet Application Server ("VisualWave Server") is an Internet application server for deploying Web applications developed using VisualWave. The VisualWave Server provides the ability to relay application requests from Web servers to VisualWave applications. It can be used with most available Web servers, including those from Netscape and Microsoft, in a wide variety of configurations, including both a single Web server interfacing with multiple VisualWave Servers or multiple Web servers interfacing with one or more VisualWave Servers. The "Server Console" feature provides complete control over all aspects of server operation, including application management and network operations. Applications can be updated using the VisualWave Development Environment and can be "hot-loaded" into a running server, making them rapidly available to users.

      DISTRIBUTED SMALLTALK ("DST")

               Distributed Smalltalk is a powerful development tool for building multi-tiered distributed applications. Distributed Smalltalk (DST) is designed to help developers build enterprise-wide solutions for client/server-based environments. Fully integrated with VisualWorks, DST provides application frameworks for the development of multi-tiered client/server applications. DST combines the Common Object Request Broker Architecture (CORBA) implementation, powerful testing and tuning tools, reusable frameworks, and an open and flexible architecture in the development of distributed applications.

      OTHER PRODUCTS FOR USE WITH VISUALWORKS AND VISUALWAVE

               ENVY/Developer for VisualWorks and ENVY/Developer for VisualWave are component management environments that are fully integrated with the VisualWorks and VisualWave development environments. ParcPlace-Digitalk is a reseller of ENVY/Developer, which is provided by a third party. ENVY/Developer facilitates application development by a group of developers. It also assists with incremental application development and provides a complete history of an application's development. The product includes a version control feature that helps manage the software development process and a configuration management feature that allows a developer to configure an application by specifying particular objects to be included.

      OBJECTSHARE DIVISION PRODUCTS

               Parts for Java was first made available in July 1996. The second release of Parts for Java is scheduled to ship in June 1997. Parts for Java 2.0 is a visual development environment that furnishes end-to-end productivity in the creation of distributed Java applets and applications. Parts for Java 2.0 provides an extremely powerful drag-and-drop visual programming environment for the delivery and maintenance of Internet applications. Parts for Java 2.0 is intended to be the first Internet Development Environment ("IDE") to ship that includes full support for JavaBeans. Developers can easily create and consume industry-standardized Java components with Parts for Java. Parts for Java includes powerful tools for developing client/server/web solutions: a browser for browsing and editing source code and class hierarchies; an open tool set for selecting compilers and other tools; and an editor for creating and maintaining selecting compilers and other tools, and for creating and maintaining Java classes. The Company distributes the product through retail sales channels and over the Web, and to site licenses for corporate customers.

               jKit/Grid and jKit/GO support Parts for Java. jKit/Grid is a set of Java components that provide powerful grid, table and hierarchical to enable UIs for Java applets and applications. jKit/GO provides a rich Java framework for graphic objects. jKit/GO lets developers applets and applications go beyond text, tables, lists, and buttons. With jKit/GO developers can build graphical applications on a well-designed framework of reusable components, including graphic objects, tools, and visual handles. jKit/Grid and jKit/GO allow developers to make applications more visually appealing, more usable, and to produce them more efficiently.

      VISUALSMALLTALK ENTERPRISE

               In February 1997, as part of its restructuring effort, the Company announced that it would not continue to enhance VisualSmalltalk Enterprise and related products. The Company will continue to provide support to licensees of VisualSmalltalk Enterprise.

PROFESSIONAL SERVICES AND SUPPORT

               To help ensure successful development of mission-critical business applications, ParcPlace-Digitalk provides its customers with a full range of professional services and support. The Company's training programs, consulting services and technical support complement the Company's object-oriented application development tools, allowing the Company to provide a complete solution for corporate application developers seeking the benefits of object-oriented technology. Charges for training, consulting and support are not bundled with license fees. As of March 31, 1997 the Company had 26 employees providing training and consulting services and 12 providing customer support.

               In addition to the on-line and printed documentation provided with its products, Parcplace-Digitalk offers extensive training to its customers. The Company offers courses focusing on the concepts of object-oriented programming, as well as courses in the use of the Company's application development environments, add-on tools, and developer productivity tools.

               For customers requiring experienced object-oriented developers, the Company offers consulting services. The Company provides both short-term and long-term project assistance at customer sites to help ensure a project's success and an accelerated transfer of skills. In addition, the Company offers ObjectSupport, a technical support service that includes a hotline to technical support engineers, a newsletter, and an Internet service which allows customers with support to search for answers to common questions and problems.

STRATEGIC RELATIONSHIPS

               ParcPlace-Digitalk has established a number of strategic relationships with management consultants, system integrators, and computer system and software providers. The Company believes that its relationships with other product and service providers for client/server computing will encourage and reinforce the decision by corporations to entrust their strategic mission-critical applications to the Company's products. The Company has strived to establish strategic alliances to make object-oriented technology a clear choice for large organizations, and to make the ParcPlace-Digitalk Smalltalk language a standard and safe choice.

               Management Consultants and System Integrators. ParcPlace-Digitalk has marketing, training, reselling and development relationships with leading management consultants and system integrators that help corporations reengineer their business models and implement client/server computing solutions. As facilitators for many customers migrating to client/server architectures and object-oriented technology, management consultants and system integrators help to encourage use of the Company's products. In addition, as these service providers gain experience with object-oriented technology and expand their own class libraries, they may be able to offer customized solutions to their clients at prices competitive with prepackaged software solutions. The Company has strategic relationships with organizations such as: American Management Systems, Andersen Consulting, Cambridge Technology, Computer Sciences Corporation, Gemini Consulting, IBM ISSC, SHL Systemhouse and SPL Worldgroup. These relationships are non-exclusive, are not all subject to written agreements and may be discontinued at any time.

               Computer System and Software Providers. ParcPlace-Digitalk has established development, marketing and reseller relationships with many computer system and software providers. These companies have large sales organizations dedicated to providing companies with the computing hardware and database technology necessary to migrate to client/server architectures. Because corporations considering a change to client/server and object-oriented technologies typically seek counsel from their computer system and software providers, it is important that these providers are familiar with and understand the Company's technology and its benefits. In addition, by forming strategic relationships with these companies, ParcPlace-Digitalk benefits from their established industry leadership positions, sales presence and technology. The Company has such relationships with the following companies: Digital, Gemstone, Hewlett-Packard, IBM, Informix, Mercury Interactive, Object Design, Oracle Corporation, and Sun Microsystems. These relationships are non-exclusive, are not all subject to written agreements and may be discontinued at any time.

SALES AND MARKETING

               The Company markets its products to large business and governmental organizations, both domestic and international. To address the range of sales opportunities, the Company relies on the coordinated efforts of its direct sales force and system engineering personnel, as well as on distribution agreements with a limited number of authorized domestic VARs and resellers. The Company also has international distribution arrangements covering Europe, Southeast Asia, South America, Australia, South Africa, Israel and the Pacific Rim. As of March 31,

1997, the Company's sales and marketing organization consisted of 67 marketing employees sales employees in the United States and in Canada, the United Kingdom, France, Germany and Japan.

               The Company uses a team sales approach. The direct sales force focuses on selling to major accounts and provides face-to-face contact with customers. Sales engineering personnel work with the direct sales force to perform demonstrations at customer sites and provide pre-sales assistance including analysis of the customer's technical requirements.

               In support of the sales organization, the marketing department positions, promotes and markets the Company's products. Marketing personnel are engaged in a variety of activities including public relations, direct marketing, trade shows, advertising, seminars, newsletters and promotion of customer success stories through brochures and press placements.

PRODUCT DEVELOPMENT

               The Company believes that the timely development of new products and enhancements to existing products is essential to maintain its competitive position. Since the founding of the Company and the transfer of certain technology from Xerox PARC, the Company has developed its products internally or, in certain instances, has acquired technology from third parties and consultants. The Company intends to continue to enhance its product lines in response to technological evolution and customer requirements. The Company cannot provide any assurances that it will deliver any specific product enhancements, or that the delivery of such enhancements will be timely or have a significant affect on product sales.

               As of March 31, 1997, the Company's product development staff consisted of 37 employees. The Company's total expenses for research and development, including capitalized software development costs, for fiscal years ending March 31, 1997, 1996 and 1995 were $8.9 million, $10.5 million and $8.6 million, respectively, representing 24%, 21% and 15% of net revenues for each fiscal period.

EMPLOYEES

               As of March 31, 1997, the Company had 169 full-time employees, consisting of 37 in product development, 67 in sales and marketing, 27 in finance and administration, 12 in customer support, and 26 in training and professional services. No employees are covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good. The future success of the Company depends in a large part on its ability to attract and retain qualified personnel. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's ability to deliver new products and generate license and associated revenues, thereby affecting the Company's operating results and financial condition. The Company maintains competitive compensation, benefits and equity participation programs. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to attract and retain qualified personnel in the future.

               In October 1996, as part of a restructuring to bring its operating expenses in line with current and projected revenues, the Company reduced its total headcount by approximately 70 people, including employees and contractors. In January 1997, the Company decided to further reduce its worldwide total headcount by approximately 25%. Employees who were terminated in each reduction in force were selected on the basis of the Company's need to realign its expenses with revenue. Employees affected by the reductions in force typically received severance payments based on length of service. In addition to the reductions in force, the Company has experienced a significant number of voluntary resignations, particularly among development and sales personnel, for which the hiring market is extremely competitive.


1B.  RISK FACTORS

               In addition to the other information set forth in this report, the following are certain risks that should be considered with regard to the Company and its common stock.

LACK OF ACCEPTANCE OF SMALLTALK

               Sales of the Company's application development tools, substantially all of which are based on the Smalltalk programming language, declined in each quarter of fiscal 1997, resulting in a significant year-to-year decrease in the Company's license revenues. The Company believes that this trend, which has continued in the first quarter of fiscal 1998, is due in large part to corporate users' reluctance to make new or additional investments in Smalltalk-based applications. This reluctance correlates to the perception that Java will emerge as the leading programming language for object-oriented application development, and is compounded by the Company's operational difficulties throughout fiscal 1997 and its financial results in recent quarters, which have caused customers to become concerned about the Company's ability to continue to maintain, support and enhance its product line. Because the Company is a leading vendor among a small number of vendors providing Smalltalk-based tools, such concerns exacerbate customer reluctance to make investments in the Smalltalk programming language generally, and the Company's products in particular. In addition, use of the Company's Smalltalk-based products requires organizations to make a substantial investment in the retraining of programmers, which can be expensive and can reduce the productivity of programmers during the training period, or to hire experienced Smalltalk programmers, which are in scarce supply. The Company believes that Smalltalk continues to provide certain significant advantages over competing programming languages, but if these advantages are not recognized by corporate users as having sufficient value to their organizations, the downward trend in sales of Smalltalk-based application development tools may continue, which would have a material adverse effect on the Company's results of operations.

FLUCTUATIONS IN QUARTERLY RESULTS

               The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. Fluctuations may be caused by numerous factors including, but not limited to, those discussed above. License revenues in any quarter depend on orders shipped in the quarter. The Company generally ships orders as received and, as a result, has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has received a substantial portion of its product orders in the last month of the quarter, with a concentration of such orders in the last week. Delays in the receipt of orders can therefore cause significant fluctuations in quarterly license revenues. In addition, license revenues in quarters after a new product release may be affected by the amount of upgrade revenue, which tends to increase soon after the release of a new product and then decline rapidly. License revenues may also be affected by seasonal trends, which may include: relatively lower sales in the summer months when many businesses experience lower sales; relatively higher sales in December as many customers complete annual budget cycles; and relatively higher sales in the Company's last fiscal quarter as a result of efforts to meet sales quotas, with correspondingly lower sales in the following quarter. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the mix of products and services, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues derived from licenses versus service fees, commencement or conclusion of significant consulting projects, changes in the level of operating expenses, and competitive conditions in the industry. Because the Company's staffing and other operating expenses are based on anticipated revenues, operating results will be adversely affected if the anticipated level of revenues is not realized in the expected quarter or over the course of the year. The Company's results in recent quarters are not necessarily indicative of future results and the Company believes that period-to-period comparisons of its financial results should not be relied upon as the sole indicator of future performance, although such comparisons may be useful in establishing an overall trend in financial results.

RESTRUCTURING

               In an effort to bring operating expenses in line with current and projected revenues, the Company undertook a restructuring in each of the third and fourth quarters of fiscal 1997. Each restructuring involved a reduction in the number of employees, the closing of several sales and engineering facilities, and other related changes. The Company initiated the restructurings in response to a shortfall in revenues in the second and third quarters of fiscal 1997 that resulted in a substantial operating loss for each of those quarters. The Company may have to make further adjustments to the organization to bring operating costs in line with revenues in the future. Such adjustments could include additional reductions in headcount, changes in product delivery schedules and plans, and closing or downsizing of facilities.

               As a result of the restructurings, the Company has incurred a number of risks associated with its reduced operating size and capabilities. These risks include an increased sensitivity to employee turnover, with a greater likelihood that turnover would have a significant negative effect on the Company's operations, such as by causing delays in product delivery schedules; a reduced ability to pursue diversified research and development efforts, particularly for projects that are not profitable in the near term; and the need for the Company to effectively manage dramatically changing operations. The confidence of the Company's customer base may also be affected by the restructurings, to the extent that such customers may become concerned that the Company may not be able to deliver on future product plans or to effectively maintain its existing products.

VOLATILITY OF STOCK PRICE

               The market for the Company's common stock is highly volatile. The trading price of the Company's common stock has been and will likely continue to be subject to wide fluctuations in response to quarterly variations in the Company's operating results, announcements of new products or technological innovations by the Company or its competitors, general market fluctuations, and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, or relating to the Company specifically, have in the past resulted and could in the future result in an immediate and adverse effect on the market price of the Company's common stock.

NEED FOR CONTINUED ACCEPTANCE OF OBJECT-ORIENTED TECHNOLOGY

The Company currently derives substantially all of its revenue from its product family of object-oriented application development environments and related products and services and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of, object-oriented application development environments and related products and services, would have a material adverse effect on the Company's business and results of operations. In addition, the future success of the Company's current product family depends upon continued market acceptance of object-oriented technology, particularly acceptance by corporate users for mission-critical applications. Because object-oriented technology represents a fundamental shift in programming methodology, it requires a substantial investment in the retraining of programmers, which can discourage organizations from choosing object-oriented tools. Even if organizations choose to make the investment required to use object-oriented technology, there can be no assurance that they will choose products based on the Smalltalk language, such as the Company's products, or that the Company will be successful in the market for object-oriented application development environments, which is already crowded with larger and better-funded competitors such as Oracle, IBM, Sun Microsystems and Symantec. There are a number of potential approaches to implementing object technology, including the use of languages other than Smalltalk, such as C++, object extensions of COBOL, Java, object-based third-generation programming languages ("3GLs"), and other new languages and software tools that may currently be under development or that may be developed in the future. In particular, the Company believes that the decrease in sales of its Smalltalk-based products in fiscal 1997 correlates to the perception among corporate users that Java will emerge as the leading programming language for object-oriented application development, which has led to a general decline in sales of application development tools based on other programming languages.

TECHNOLOGICAL CHANGE AND NEW PRODUCTS

               The market for software for client/server/web computing environments is characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. The Company must continually update its existing products to keep them current with changing customer needs, technology, and competitive products. New technologies could render existing products obsolete. If the Company is unable to enhance its existing products and introduce new products in response to changing customer requirements, or if such products are not introduced on a timely basis, fail to receive market acceptance, or contain significant errors, the Company's business and results of operations will be materially and adversely affected.

               In particular, the market for the Company's products has been adversely affected by the emergence of Java as the dominant language for developing web-based client applications. Many of the Company's customers have chosen to evaluate the capabilities of Java-based products before making additional investments in the Company's products, which has had a direct adverse impact on license revenues. Also, the growth of the Internet as a means of communicating information about competitive products has shortened the average development cycle for the Company's products and the average life cycle for the Company's products. This has caused an increase in competition in the market for the Company's products and a requisite increase in development expenses as the Company strives to release products on a shorter cycle with significant additional function. The failure of others to develop or enhance technologies that are critical to broad public acceptance and use of the Internet may also affect the Company's ability to market its products for Internet application development.

COMPETITION

               The market for application development tools for large-scale client/server/web computing environments is intensely competitive and the Company expects competition to continue to increase. The Company's competitors include a broad range of companies that develop and market tools and languages for software application development, including IBM (whose competing offerings include a development environment based on Smalltalk and plans to deliver a Java-based derivative), Borland, Forte, Informix, Microsoft, Oracle, Sun Microsystems, Sybase and Symantec. Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. Moreover, these companies may produce additional products competitive with those of the Company and there can be no assurance that the Company could compete effectively with such products. In particular, several competitors have introduced entry-level Java-based application development environments, which may, for the near term, satisfy the requirements of a significant number of corporate users who are beginning to develop applications in Java.

               The principal competitive factors affecting the market for the Company's products include product functionality, quality and reliability, the timing of product introductions, customer support and price. Based on a combination of these factors, the Company believes that it will have to incorporate significant additional function in a relatively short period of time for its products to remain competitive. There can be no assurance that the Company will be able to do so or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors and by new companies entering the market.

               The Company believes that competitive pressures in fiscal 1997, particularly the introduction of new products by competitors, caused delays in purchase decisions by and in some cases, loss of sales to potential customers, and increased the pricing pressure faced by the Company. Continuing competitive pressures from existing and new competitors who offer lower prices or introduce new products could result in further delays in purchase decisions by or loss of sales to potential customers or cause the Company to institute price reductions, any of which would adversely affect the Company's results of operations. In the first quarter of fiscal 1997, partially in response to competitive pressures, the Company ceased charging a separate fee for application deployment, which had typically been charged on a per-copy basis. Because deployment fees contributed a significant portion of the Company's revenues for the past several years, the cessation of charging a deployment fee had an adverse effect on the Company's license revenues.


INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

               The Company's success depends upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect its proprietary rights. In addition, the Company currently holds one patent. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the

Company's products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

               The Company provides its products to end-users primarily under "shrink-wrap" license agreements, which could be held unenforceable in whole or in part in various jurisdictions. The Company makes a portion of its source code available to its customers which increases the likelihood of misappropriation or other misuse of the Company's products.

               The Company is not aware that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all.

DEPENDENCE ON THIRD-PARTY RELATIONSHIPS

               In its product offerings, ParcPlace-Digitalk uses certain products and technologies of various third-party software developers, including both complete products offered as extensions of the Company's product line and technology used in the enhancement of internally developed products. Such products and technologies are obtained from the third-party providers under contractual license agreements, which in some cases are for limited time periods and in some cases provide that such licenses may be terminated under certain circumstances. There can be no assurances that the company will be able to maintain adequate relations with these third-party providers, that these third-party providers will commit adequate development resources to maintain these products and technologies, or that the license agreements that are for limited time periods will be renewed upon termination. ParcPlace-Digitalk has established a number of strategic relationships with management consultants, system integrators, and computer system and software providers. These companies provide software development, marketing, reselling, and training services that the Company believes are important to its existing and future business. These relationships are non-exclusive and may be discontinued at any time.

DEPENDENCE ON KEY PERSONNEL

               The Company's future success will depend upon its ability to attract and retain highly qualified personnel. Loss of key personnel or inability to hire and retain qualified personnel could have a material adverse effect on the Company's business and results of operations. During fiscal 1997, the Company has experienced an increase in the number of voluntary resignations of employees. Competition for qualified personnel is intense and has recently intensified in the Company's geographic and industry segments. The intensifying competition for qualified personnel, as well as the implementation of the Company's restructuring actions, have increased the already high difficulty of retaining and motivating employees. Employee turnover, particularly in technical and sales positions, is highly disruptive, and high turnover of sales personnel has adversely affected the Company's revenues. Ongoing high rates of employee turnover, the loss of key personnel, or an inability to hire qualified personnel will adversely affect the Company's business and results of operations.

MANAGING A CHANGING BUSINESS; BUSINESS COMBINATIONS

               Since its inception, the Company has experienced changes in its operations which have placed significant demands on the Company's administrative, operational, and financial resources. The Company's future performance will depend in part on its ability to effectively respond to and manage changing business conditions.

               The Company completed the acquisition of Objectshare Systems, Inc., a privately held corporation in the Smalltalk tools add-on products business, in July 1996. Due to a decrease in demand for such products, which reflects the decrease in demand for the Company's primary products, the Company did not receive significant revenues from the acquired Objectshare product line in fiscal 1997. The Company does not plan to invest additional amounts in marketing or development of the acquired Objectshare product line. Parts for Java, which is marketed by the Company's ObjectShare division, was developed by ParcPlace.

               The Company completed the acquisition of Polymorphic Software, Inc., a privately held corporation in the Smalltalk tools and consulting business, in October 1996. The Company will not add the Polymorphic products to its current product list.

               The Company may acquire other companies, products, or technologies in the future. There can be no assurances that these acquisitions can be effectively integrated, that such acquisitions will not result in costs and liabilities adversely affecting the Company's results of operations and financial condition, or that the Company will obtain the anticipated benefits of such acquisitions.

INTERNATIONAL OPERATIONS

               Approximately 32%, 31%, and 15% of the Company's net revenues for the years ended March 31, 1997, 1996, and 1995, respectively, were attributable to international sales. The majority of international revenues to date have been derived from license revenues. International sales are made primarily through distributors, and are therefore largely dependent on the efforts of these third parties. Other risks associated with international operations include tariff regulations and requirements for export licenses, customer or governmental requirements for local-language versions of products; unexpected changes in regulatory requirements; longer accounts receivable payment cycles; difficulties in managing international operations; potentially adverse tax consequences; economic and political instability; restrictions on repatriation of earnings; foreign exchange translation and transaction exposure; and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business and results of operations.


1C. EXECUTIVE OFFICERS

               Pursuant to General Instruction G(3) to Form 10-K, the information regarding executive officers that is otherwise required to be included in Item 10 is set forth in this Item 1 so that, in reliance on Instruction 3 to Item 401(b) of Regulation S-K, it need not be included in the Proxy Statement.

               In June 1997, the Company's Board of Directors appointed Eugene Goda, Ronald Clear and James Smith President and Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Sales, respectively.

               Eugene L. Goda, 61, joined the Company as President and Chief Executive Officer, and Chairman of the Board, on June 10, 1997. From November 1995 until joining the Company, Mr. Goda was a consultant and private investor. From October 1991 to October 1995, Mr. Goda served as CEO of Simulation Sciences, Inc., a software company that develops and markets simulation tools. From July 1989 to September 1991, he served as CEO of Meridian Software Systems, a systems software provider. He is also a director of Powerwave Technologies, Inc.

               Ronald J. Clear, 44, joined the Company as Chief Financial Officer on June 10, 1997. Since 1985, he has served as President of Clear, Alexander & Associates, a management consulting firm specializing in recapitalization and turnaround management. From 1983 to 1985, he was Vice President and CFO of Waubash Computing Systems. From 1982 to 1983, he was CFO of Russco Industrial.

               James H. Smith, 41, joined the Company as Senior Vice President of Sales on June 10, 1997. From 1995 until joining the Company, he was Executive Vice President, Chief Operating Officer and a Director of Select Software Tools, a developer of object-oriented application development tools. From 1994 to 1995, he was Vice President of Sales at Softlab, a developer of process automation tools. From 1992 to 1994, he was Vice President of Sales for the western region at Knowledgeware, a developer of CASE tools. From 1988 to 1992, he was Vice President of Sales and Marketing at Meridian, a developer of Ada development tools.

               Richard H. Dym, 50, is Vice President of Marketing. He joined the Company in March 1993 as Vice President of Marketing and served as Vice President of International Operations from April 1995 through September 1996. From September 1996 through January 1997, he was Vice President and General Manager of the ObjectShare Division. From 1992 until 1993, he was General Manager of the Multimedia Division at Autodesk. From 1987 until 1992, he held a variety of positions with Ashton-Tate Corporation, serving most recently as Director of Graphics and Decision Support Products.

               Steven G. Harris, 40, joined the Company in October 1996 as Vice President of Technology Partnerships, and has been Vice President of Development since January 1997. Mr. Harris was President of Polymorphic Software, Inc. ("Polymorphic"), from its inception in April 1993 until its acquisition by the Company in October 1997. Polymorphic was a privately held corporation in the Smalltalk tools and consulting business. From 1983 until March 1993, Mr. held various positions with Anamet Laboratories, Inc., a systems integration firm, serving most recently as Manager of Systems Integration and Development.

ITEM 2. PROPERTIES

               The Company's corporate headquarters are located in Sunnyvale, California in a 30,000 square foot facility, including office space and a customer training facility, occupied under a lease expiring in July 1997. The Company also leases facilities and offices in southern California, Illinois, New Jersey, Oregon, Virginia, France, Germany, Japan, and the United Kingdom. As part of its restructuring in fiscal 1997, the Company terminated the leases on several sales and engineering offices and consolidated its headquarters and manufacturing warehouse facility into a single building in Sunnyvale, California. The Company believes that its existing facilities will be adequate to meet its needs through fiscal 1998.


ITEM 3. LEGAL PROCEEDINGS

               During the third quarter of fiscal 1997, the Company and its insurers agreed to settle a securities class action lawsuit filed against the Company and certain of its officers and directors on October 11, 1995, in the U.S. District Court for the Northern District of California. Under the terms of the settlement, a settlement fund of $3.1 million was established, of which $2,850,000 was paid by the Company's insurers and $250,000 was paid by the Company. The amount paid by the Company is included in interest and other income (expense) for the quarter. The settlement was approved by the court in March 1997. Although the Company believes that it would have prevailed on the merits if the suit had proceeded to trial, the Company determined to settle the lawsuit in order to avoid the expense and distraction of litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

               The information required by this item is incorporated by reference to inside back cover of the Company's 1997 Annual Report to Stockholders.


ITEM 6. SELECTED FINANCIAL DATA

               The information required by this item is incorporated by reference to the same-captioned portion of the Company's 1997 Annual Report to Stockholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The information required by this item is incorporated by reference to the same-captioned portion of the Company's 1997 Annual Report to Stockholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The Report of Ernst & Young LLP, Independent Auditors, the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, and the Quarterly Financial Information of
ParcPlace-Digitalk, Inc. are incorporated by reference to the same-captioned portions of the Company's 1997 Annual Report to Stockholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement.

               The information concerning the Company's executive officers is in
Item 1 of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

               The information required by this item is incorporated by reference to the Company's Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this item is incorporated by reference to the Company's Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this item is incorporated by reference to the Company's Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

        1.     Financial Statements.

               The following consolidated financial statements and supplementary financial information of ParcPlace-Digitalk, Inc. are incorporated by reference to the same-captioned portions of the Company's 1997 Annual Report to Stockholders:
                      Consolidated Balance Sheets - March 31, 1997 and 1996 Consolidated Statements of Operations - Years Ended March 31, 1997, 1996, and 1995
                      Consolidated Statements of Stockholders' Equity - Years Ended March 31, 1997, 1996, and 1995
                      Consolidated Statements of Cash Flows - Years Ended March 31, 1997, 1996, and 1995
                      Notes to Consolidated Financial Statements
                      Quarterly Financial Information (not covered by the report of Independent auditors)

               The Report of Ernst & Young LLP, Independent Auditors is incorporated by reference to the same-captioned portion of the Company's 1997 Annual Report to Stockholders.

               The Report of Price Waterhouse LLP, Independent Accountants.

        2.     Financial Statement Schedules.

               The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements of ParcPlace-Digitalk, Inc. and is included herein.

                      Schedule II    -- Valuation and Qualifying Accounts.

               All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        3.     Exhibits.

               2.1 (3)    --    Conformed Agreement and Plan of Reorganization
                                by and among the Registrant, Boardwalk Merger
                                Subsidiary Co., a subsidiary of the Registrant
                                ("Merger Sub"), and Digitalk, Inc.
               2.2 (3)    --    Agreement of Merger by and between Merger Sub
                                and Digitalk, Inc. (included as Exhibit A to the
                                Agreement and Plan of Reorganization filed as
                                Exhibit 2.1)
               3.1 (1)    --    Certificate of Incorporation
               3.2 (1)    --    Bylaws
               4.3 (1)    --    Specimen of Common Stock Certificate
               10.2B* (2) --    Executive Bonus Plan for Fiscal 1996
               10.2C* (4) --    Executive Bonus Plan for Fiscal 1997
               10.2D*     --    Executive Bonus Plan for Fiscal 1998
               10.3B* (1) --    1989 Stock Option Plan
               10.3Da*(4) --    1993 Stock Plan
               10.3E* (3) --    1995 Director Stock Option Plan
               10.3F* (4) --    Incentive and Nonstatutory Stock Option Plan
                                adopted by Digitalk, Inc., in 1992
               10.4C* (4) --    1993 Employee Stock Purchase Plan
               10.5 (1)   --    Lease Agreement (Sunnyvale, CA) effective March
                                9, 1992 between the Registrant and New England
                                Mutual Life Insurance Company, with Amendments
                                1, 2 and 3
               10.10 (1)  --    Business Loan Agreement dated October 18, 1991
                                between the Registrant and Silicon Valley Bank, together with: Loan Modification Agreement dated July 15, 1993;

                                Promissory Note dated August 11, 1993; Change in Terms Agreement dated July 5, 1992; promissory Note dated October 18, 1991; and Security Agreement dated May 9, 1990

               10.10B (3) --    Loan Modification Agreement dated July 15, 1994,
                                amending the agreement filed as Exhibit 10.10
               10.11* (1) --    Form of Indemnification Agreement between the
                                Registrant and each of its directors and
                                executive officers
               10.12* (3) --    Form of agreement between the Registrant and
                                each of its executive officers regarding a
                                change of control
               10.13A     --    Agreement for Services between the Registrant
                                and Eugene L. Goda dated June 10, 1997
               10.13B     --    Agreement for Services between the Registrant
                                and Ronald J. Clear dated June 10, 1997
               10.13C     --    Agreement for Services between the Registrant
                                and James H. Smith dated June 10, 1997
               11.1       --    Statement Regarding Computation of Per Share
                                Earnings
               13.1       --    Portions of Registrant's 1997 Annual Report to
                                Stockholders incorporated by reference in this
                                report (to be deemed filed only to the extent
                                required by the instruction to exhibits for
                                reports on Form 10-K)
               21.1       --    List of Subsidiaries
               23.1       --    Consent of Ernst & Young LLP, Independent
                                Auditors
               24.1       --    Power of Attorney
               27.1       --    Financial Data Schedule

(1) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-73008)

(2) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1994

(3) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1995

(4) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1996

*              Management contract or compensatory plan

(b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES



               Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  June 30, 1997               PARCPLACE-DIGITALK, INC.


                                   By:    /s/ EUGENE L. GODA
                                   -------------------------------------------
                                          Eugene L. Goda
                                          President and Chief Executive Officer



                                POWER OF ATTORNEY

               Each individual whose signature appears below hereby appoints Eugene L. Goda and Ronald J. Clear, and each of them acting individually, his or her attorneys-in-fact with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming signatures as they may be signed by said attorneys to any and all such amendments.

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



             NAME                                   TITLE                           DATE
             ----                                   -----                           ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ EUGENE L. GODA                       President and Chief Executive Officer   June 30, 1997
-------------------------------------    and Chairman of the Board
Eugene L. Goda

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:


/s/ RONALD J. CLEAR                      Chief Financial Officer                 June 30, 1997
-------------------------------------
Ronald J. Clear

ADDITIONAL DIRECTORS:

/s/ JAMES C. ANDERSON                    Director                                June 30, 1997
-------------------------------------
James C. Anderson


/s/ JOHN B. CARRINGTON                   Director                                June 30, 1997
-------------------------------------
John B. Carrington


/s/ JOS C. HENKENS                       Director                                June 30, 1997
-------------------------------------
Jos C. Henkens


/s/ PHILIP C. KANTZ                      Director                                June 30, 1997
-------------------------------------
Philip C. Kantz


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Digitalk, Inc.


In our opinion the statements of income, of stockholders' equity (deficit) and of cash flows of Digitalk, Inc. (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Digitalk, Inc. for any period subsequent to March 31, 1995.




/s/ PRICE WATERHOUSE LLP

July 26, 1995, except for as to Note 8,
which is as of August 29, 1995
Costa Mesa, California

                            PARCPLACE-DIGITALK, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        Additions
                                                 ------------------------
                                     Balance at   Charged to   Charged to              Balance at
                                     beginning    costs and       net                      end
                                     of period     expenses     revenues   Deductions*  of period
                                     ---------     --------     --------   ----------- ----------
Description
Allowance for Doubtful Accounts:
    Year Ended March 31, 1997           $498         $939       $       0      $479       $958
    Year Ended March 31, 1996            533          285               0       320        498
    Year Ended March 31, 1995            134          491               0        92        533

Allowance for Sales Returns:
    Year Ended March 31, 1997            969            0            1964      1582       1351
    Year Ended March 31, 1996            271            0            1600       902        969
    Year Ended March 31, 1995            499            0             609       837        271



* Uncollectible accounts written off, net of recoveries

                            PARCPLACE-DIGITALK, INC.



                           ANNUAL REPORT ON FORM 10-K

                            YEAR ENDED MARCH 31, 1997



                                INDEX TO EXHIBITS




Exh. No.                                Description
--------                                -----------

 10.2D      --     Executive Bonus Plan for Fiscal 1998

 10.13A     --     Agreement for Services between the Registrant and Eugene L. Goda dated June 10, 1997

 10.13B     --     Agreement for Services between the Registrant and Ronald J. Clear dated June 10, 1997

 10.13C     --     Agreement for Services between the Registrant and James H. Smith dated June 10, 1997

 11.1       --     Statement Regarding Computation of Per Share Earnings

 13.1       --     Portions of Registrant's 1997 Annual Report to Stockholders
                   incorporated by reference in this report (to be deemed filed only to the extent required by the instruction to exhibits for reports on Form 10-K)

 21.1       --     List of Subsidiaries

 23.1       --     Consent of Ernst & Young LLP, Independent Auditors

 24.1       --     Power of Attorney (see signature page of this Form 10-K)

 27.1       --     Financial Data Schedule
