Form 10-K405/A
period 1997-03-31
PARCPLACE DIGITALK INC
filed 1997-07-29
CIK 916354

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                 --------------

                                 AMENDMENT NO. 1


[X]    AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ]    AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on June 26, 1997, as reported by Nasdaq was $12,331,236. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of June 26, 1997, the registrant had outstanding 11,929,351 shares of Common Stock.

================================================================================

                                EXPLANATORY NOTE

         This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of the Registrant for the fiscal year ended March 31, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS

     NAME             AGE               PRINCIPAL OCCUPATION
     ----             ---               --------------------

James C. Anderson     58   Chief Executive Officer of Urlysoft Company
John B. Carrington    53   Chief Executive Officer of Artios, Inc.
Eugene L. Goda        61   President and Chief Executive Officer of the Company
Jos C. Henkens        44   General Partner, Advanced Technology Ventures
Philip C. Kantz       53   President and Chief Executive Officer, Tab Products, Inc.

           James C. Anderson, a founder of Digitalk, Inc. ("Digitalk"), has been a director of the Company since September 1995. Mr. Anderson has been the Chief Executive Officer of Urlysoft Company, a provider of Intranet development software, since November 1996. He was Chairman of the Board of Digitalk, a provider of software development tools based on the Smalltalk language, from its inception in 1983 until the merger with the Company in August 1995. Mr. Anderson was also President and Chief Executive Officer of Digitalk from its inception until September 1991 and January 1994, respectively. Prior to founding Digitalk, he was a principal consultant at Computer Sciences Corporation for more than 15 years.

           John B. Carrington has been a director of the Company since September 1995. He has been Chief Executive Officer and Chairman of the Board of Artios, Inc., a provider of automation software for the packaging industry, since August 1996. He was President and a director of Digitalk from September 1991 and Chief Executive Officer from January 1994 until the merger with the Company in August 1995. Prior to joining Digitalk, he was Chairman of the Board and Chief Executive Officer of Cogensys Corporation, co-founded State of the Art, Inc., and held senior positions with the Del Mar Group, Harte-Hanks Communications, and Honeywell.

           Eugene L. Goda joined the Company as President and Chief Executive Officer, and Chairman of the Board, on June 10, 1997. From November 1995 until joining the Company, Mr. Goda was a consultant and private investor. From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company that develops and markets simulation tools. From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems, a systems software provider. He is also a director of Powerwave Technologies, Inc.

           Jos C. Henkens has been a director of the Company since March 1988. Mr. Henkens has been a general partner of Advanced Technology Ventures, a venture capital investment firm, since 1983. He is also a director of AccelGraphics, Inc., Actel Corporation, Credence Systems Corporation, and a variety of private companies.

           Philip C. Kantz has been a director of the Company since August 1996. Mr. Kantz has been President and Chief Executive Officer and a director of Tab Products Co. Inc., a provider of file storage and retrieval and information management systems, since January 1997. From October 1995 through November 1996, he served as President and Chief Operating Officer and a director of Trans Ocean Ltd, a diversified worldwide transportation services company. From February 1994 through January 1995, Mr. Kantz served as President and Chief Executive Officer and a director of Transcisco Industries, Inc., an industrial services company. From 1992 to 1993 he was interim President and Chief Executive Officer of Genetrix, Inc., a biotechnology services business. He currently serves as a director of 3Com Corporation, Falcon Building Products, Inc., Mine Reclamation Corporation, Search Systems Corporation, and SonicForce Corporation.

                            EXECUTIVE OFFICERS

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


ITEM 11. EXECUTIVE COMPENSATION

                       EXECUTIVE COMPENSATION INFORMATION

COMPENSATION TABLES

           The following table sets forth the compensation paid by the Company during the fiscal years ended March 31, 1997, 1996 and 1995, to the Chief Executive Officer, the four other most highly compensated executive officers of the Company, based on fiscal 1997 salary and bonus, and one additional officer who was among the most highly compensated but was not serving as an executive officer at the end of fiscal 1997:

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                             COMPENSATION
                                                                             AWARDS OF
                                                 FISCAL ANNUAL COMPENSATION    OPTIONS      ALL OTHER
                 NAME AND PRINCIPAL POSITION     YEAR   SALARY(1)  BONUS(2) (# OF SHARES) COMPENSATION(3)
                 ---------------------------     ----   ---------  --------  -----------    --------
William P. Lyons (4)                             1997   $200,000          -          -      $  1,066
    President and Chief Executive Officer        1996   $200,000   $ 50,000     10,000      $  1,066
                                                 1995   $188,333          -     60,000      $  1,066
Carolyn V. Aver (4)                              1997   $168,750          -     30,000      $    263
    Vice President and Chief Financial Officer   1996   $143,750   $ 22,500     14,500      $    253
                                                 1995   $129,167          -     12,500      $    254
James C. Clemens (4)                             1997   $135,417          -     30,000      $  3,215
    Vice President, Development Services         1996   $ 15,987          -     15,000             -

Richard H. Dym                                   1997   $199,049          -     25,000      $    644
    Vice President, Marketing                    1996   $195,809   $ 13,000     10,100      $    644
    (formerly VP, International Operations)      1995   $132,140          -     11,500      $  2,406
Michael W. Taylor (4)                            1997   $138,689   $  7,500     10,000      $ 41,326
    Vice President, Professional Services        1996   $116,157   $  5,750     31,150      $     80
                                                 1995   $102,785          -          -             -
Martin A. Yam (4)                                1997   $169,200   $ 21,875     25,000      $ 67,341
    Vice President of Sales and Marketing        1996   $ 20,000   $ 12,000     55,000      $     80
                                                 1995   $113,142   $ 40,000          -      $ 13,634

--------------
(1) The amounts shown as Mr. Dym's salary include commission payments of $47,049 in fiscal 1997, $68,934 in fiscal 1996 and $14,015 in fiscal
           1995. The amounts shown as Mr. Taylor's salary include commission payments of $15,057 in fiscal 1997 and $8,500 in fiscal 1996. The amounts shown as Mr. Yam's salary include commission payments of $71,892 in fiscal 1995. The amounts shown for Mr. Yam are each for partial years of service, as described in footnote 4 below.

(2) The executive bonus plans for each fiscal year established executive bonus awards as the product of a target percentage of base salary times an individual performance multiplier times a Company performance multiplier. The amount shown for Mr. Taylor in fiscal 1997 represents a one-time incentive bonus based on achievement of specific near-term objectives. The amount shown for Mr. Yam in fiscal 1997 was pursuant to a first-year guarantee of a portion of target bonus.

(3) Except as noted in the following sentences, the amounts shown as other compensation represent life insurance premiums. The amount shown for Mr. Clemens in fiscal 1997 includes reimbursement of relocation expenses of $2,625. The amount shown for Mr. Dym in fiscal 1995 includes a travel-savings incentive of $1,772. The amount shown for Mr. Taylor in fiscal 1997 includes severance and consulting payments of $40,558. The amount shown for Mr. Yam in fiscal 1997 includes severance of $65,019 and in fiscal 1996 includes payout of accrued vacation of $13,327.

(4)        Mr. Lyons, Ms. Aver, Mr. Clemens and Mr. Taylor resigned from the

           Company after the end of fiscal 1997. Mr. Yam left the Company in February 1997. He had rejoined the Company in February 1996 after having resigned from the Company in August 1994.

           The following table sets forth information regarding grants of stock options made during the fiscal year ended March 31, 1997 to the persons named in the Summary Compensation Table above:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                 POTENTIAL REALIZABLE VALUE
                                                                                 AT ASSUMED ANNUAL RATES OF
                                         % OF TOTAL                               STOCK PRICE APPRECIATION
                                      OPTIONS GRANTED   EXERCISE                      FOR OPTION TERM(3)
                         OPTIONS      TO EMPLOYEES IN   OR BASE    EXPIRATION    ---------------------------
         NAME           GRANTED(1)    LAST FISCAL YEAR  PRICE(2)     DATE            5%                10%
         ----           ----------    ----------------  --------     ----            --                ---
William P. Lyons              -            -               -            -            -                 -
Carolyn V. Aver          30,000            1.3%        $   4.50      9/5/06       $ 84,901          $215,155
James C. Clemens         30,000            1.3%        $   2.75    10/11/06       $ 51,884          $131,484
Richard H. Dym           25,000            1.1%        $   4.50      9/5/06       $ 47,167          $119,531
Michael W. Taylor        10,000            0.4%        $   4.50      9/5/06       $ 28,300          $ 71,718
Martin A. Yam            25,000            1.1%        $   9.00      5/9/06       $141,501          $358,592

------------------

(1) The Board of Directors has the discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options. Except as noted, the listed options vest over four years, subject to agreements providing for acceleration in the event of termination of employment in connection with a change in control of the Company.

(2) All options were granted with an exercise price equal to the fair market value of the Common Stock as determined by the Board of Directors on the date of grant. The exercise price and tax withholding obligations related to exercise may in some cases, be paid by delivery of other shares or by offset of the shares subject to the options.

(3) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the 10-year option term. The assumed 5% and 10% rates of stock appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. This table does not take into account any appreciation in the price of the Common Stock to date, which exceeds the hypothetical gains shown in the table.


           The following table sets forth, for each person named in the Summary Compensation Table above, information regarding the exercise of stock options during the fiscal year ended March 31, 1997 and the year-end value of unexercised options:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

                                                                                 VALUE(2) OF UNEXERCISED
                       SHARES                      NUMBER OF UNEXERCISED              IN-THE-MONEY
                     ACQUIRED ON    VALUE           OPTIONS AT YEAR-END:           OPTIONS AT YEAR-END:
     NAME             EXERCISE    REALIZED(1)   EXERCISABLE UNEXERCISABLE(3)   EXERCISABLE  UNEXERCISABLE(3)
     ----             ---------   -----------   ---------------------------    -----------  ----------------
William P. Lyons           -              -       429,121            61,043    $323,474        $      0
Carolyn V. Aver        4,000       $ 36,000        51,916            50,084    $      0        $      0
James C. Clemens           -              -         3,750            41,250    $      0        $      0
Richard H. Dym         4,000       $ 36,000        44,266            41,584    $      0        $      0
Michael W. Taylor          -              -        12,400                 -    $      0               -
Martin A. Yam              -              -        13,750                 -    $      0               -


(1) Calculated on the basis of the fair market value of the Common Stock on the date of exercise, minus the per share exercise price, multiplied by the number of shares underlying the option.

(2) Based on a fair market value of $1.50, which was the closing price of the Common Stock on March 31, 1997.

(3) Shares subject to certain options may be purchased prior to vesting but will be subject to repurchase until vested.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

           The Compensation Committee of the Company's Board of Directors (the "Committee") consists of directors John B. Carrington and Jos C. Henkens. The Committee is responsible for establishing policies and programs that determine the compensation of the Company's executive officers, as well as supervising and making recommendations to the Board on general compensation matters. The Committee also has exclusive authority to grant stock options to executive officers of the Company under its 1993 Stock Plan.

Compensation Philosophy and Policies

           The Committee's compensation philosophy is designed to align each executive's compensation, and therefore the executive's motivation, with that of the stockholders through both cash and equity incentives. The Company seeks to attract and retain executive officers of the highest quality by paying salaries competitive in the industry and ensuring that its executives are rewarded for their contributions to the Company.

           The Committee favors a high-risk/high-reward compensation system, which emphasizes bonus compensation as a relatively high percentage of base salary. In addition, executives are encouraged to hold a continuing significant equity interest in the Company. The Committee believes that broad-based employee equity ownership provides an important incentive for employee contribution to the Company's success.

Elements of Compensation

           The components of officer compensation include cash compensation, stock ownership through stock options and participation in a payroll-deduction stock purchase plan, participation in a 401(k) plan (without matching employer contributions), supplemental life insurance, and other standard benefits. There are essentially no other officer perquisites.

           Cash compensation consists of base salary, bonuses, and sales commissions. Base salary is determined on the basis of the level of responsibility, expertise and experience of the employee, taking into account competitive conditions in the industry. Cash bonuses awarded to officers and other key employees are typically based on a target percentage of salary, adjusted for achievement of revenue and profit goals by the Company and individual performance evaluations. Compensation of sales executives also includes sales commissions.

           Ownership of the Company's Common Stock is a key element of executive compensation. Officers and other employees of the Company are eligible to participate in the 1993 Stock Plan (the "Option Plan") and the 1993 Employee Stock Purchase Plan (the "ESPP"). The Option Plan permits the Board of Directors or any committee delegated by the Board to grant stock options to employees on such terms as the Board or such committee may determine. The Compensation Committee presently has sole authority to grant stock options to executive officers of the Company. In determining the size of the stock option grant to an officer or other employee, the Committee takes into account equity participation by comparable employees within the Company, external competitive circumstances, and other relevant factors. The ESPP permits employees to acquire Common Stock of a Company through payroll deductions and promotes broad-based equity ownership throughout the Company.

Fiscal 1997 Executive Compensation

           Executive compensation for fiscal 1997 included base salary and, for sales personnel, sales commissions. Under the executive bonus plan in place for the year, target bonuses were established with percentage achievement levels based upon a combination of both Company performance, as determined by revenue and profit before tax, and individual performance. Applying the formula in the plan to the Company's performance resulted in no bonuses being paid for the fiscal year. Executive officers were granted stock options during the fiscal year, with exercise prices equivalent to the fair market value of the stock on the date of grant.

Chief Executive Officer Compensation for Fiscal 1997

           William P. Lyons, who resigned in June 1997, joined the Company as its President, Chief Executive Officer and a Director in April 1992. Mr. Lyons' base salary was established at that time based on a review of a number of factors, including compensation packages awarded to chief executives of comparable companies, competitive conditions in the industry, alignment of the chief executive's compensation with growth in value of the Company's stock and other relevant factors. No increase from that initial base salary was made until October 1994, at which time Mr. Lyons' base salary was increased based on factors substantially identical to those applied in April 1992, and no additional increases were made after that time.

Tax Deductibility of Executive Compensation

           Under Section 162(m) of the Internal Revenue Code, adopted in 1993, the deductibility of compensation paid to certain executive officers may be limited if it exceeds $1 million in one year, although performance-based compensation is excluded from the limitation. Because the targeted cash compensation for each of the Company's officers is well below the $1 million threshold and, subject to the amendments described in this proxy statement, options granted under the Option Plan should meet the Section's requirements for being performance-based, the Section is not expected to reduce the tax deduction available to the Company. The Company's policy is to qualify to the extent reasonable its executive officers' compensation for deductibility under applicable tax laws.

Summary

           The Compensation Committee sets policy and administers the Company's cash and equity incentive programs for the purpose of attracting and retaining highly skilled executives who will promote the success of the Company's business.

                                             COMPENSATION COMMITTEE OF
                                             THE BOARD OF DIRECTORS

                                             John B. Carrington
                                             Jos C. Henkens

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           Neither member of the Compensation Committee is a present or former employee or officer of the Company, although Mr. Carrington was President and Chief Executive Officer of Digitalk prior to the merger with the Company in August 1995. No officer of the Company served as either a member of a compensation committee of, or as a director of, another company as to which there was interlocking participation on the Compensation Committee of the Company.

COMPENSATION OF NEW EXECUTIVE OFFICERS

           On June 10, 1997, the Company named Eugene L. Goda to the position of President and Chief Executive Officer, Ronald J. Clear to the position of Chief Financial Officer, and James H. Smith to the position of Vice President of Worldwide Sales. Their annual salaries are $200,000, $175,000, and $195,000, respectively. Mr. Goda was also appointed Chairman of the Company's Board of Directors. In connection with their retention, Messrs. Goda, Clear and Smith were granted options to purchase 650,000, 195,000 and 455,000 shares, respectively, of the Company's Common Stock at an exercise price of $1.0625 per share, the market value of the stock on June 10, 1997. The options vest ratably over 18 months with an initial vesting increment of six months and subsequent increments of three months, and are subject to immediate full vesting in the event of an acquisition, merger, or liquidation of the Company. The options each have a term of five years, plus up to three additional years as may be necessary to provide the optionee with three years after any termination of employment to exercise the option. The Company has entered into employment agreements with each of Messrs. Goda, Clear and Smith setting forth the above salaries and option provisions, among certain other terms. The employment agreements have an initial term of six months and are thereafter terminable upon 90 days notice from either party. If the Company terminates any of the agreements other than for "cause" (as defined in the agreements), the Company must pay the individual's salary for the balance of the initial term or, if the initial term is completed, for 90 days, and the options will continue to vest for the full remainder of the 18-month vesting periods.

COMPENSATION OF OUTSIDE DIRECTORS

           The Company pays its outside directors a fee, for each meeting attended, of $1,000 for each meeting of the Board of Directors and $500 for each meeting of a committee. Under the Company's 1995 Director Stock Option Plan, outside directors also are granted, upon election to the Board, an option to purchase 20,000 shares of Common Stock and, assuming at least six months have elapsed since the initial grant, are granted on June 30 of each year an option to purchase an additional 5,000 shares of Common Stock. The initial grants vest monthly over four years and the subsequent grants vest monthly over one year beginning four years after the date of grant. All the options have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of July 8, 1997 as to each person who is known to the Company to beneficially own more than five percent of the outstanding shares of its Common Stock. Information regarding the beneficial ownership of management is set forth later in this Proxy Statement.

                                       SHARES
                                     BENEFICIALLY          PERCENT
      NAME AND ADDRESS                  OWNED               OWNED
      ----------------                  -----               -----
 Closeburn Management Ltd. (1)       1,855,700              15.6%
 260 Engleburn Avenue
 Peterborough, Ontario  K9HIS7
 Canada

---------------------
(1) Based on information provided as of December 31, 1996, by Closeburn Management Ltd. ("Closeburn") on a Schedule 13G. As set forth on the Schedule 13G, Closeburn is wholly owned by Michael H. Iles, who may therefore be deemed the beneficial owner of the shares listed in the table.

                        SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of July 8, 1997 (the "record date") as to (i) each director, (ii) each current officer named in the Summary Compensation Table below and (iii) all directors and executive officers as a group. The persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to the shares owned by them, subject to community property laws.

                                                      SHARES       APPROXIMATE
                                                   BENEFICIALLY     PERCENT
                NAME                                  OWNED         OWNED(1)
                ----                                  -----         --------
James C. Anderson (2).............................    294,247        2.5%
John B. Carrington (3)............................    150,102        1.3%
Eugene L. Goda....................................          0           *
Jos C. Henkens (4)................................    507,711        4.3%
Philip C. Kantz (5)...............................     48,774           *
Richard H. Dym (6)................................     53,016           *
All directors and executive officers as
    a group (9 persons) (7).......................  1,054,642        8.8%

------------------------
*          Less than 1%.

(1) Percent of the outstanding shares of Common Stock, treating as outstanding all shares issuable on exercise of options held by the particular beneficial owner that are included in the first column.

(2) Includes 4,166 shares subject to options exercisable as of 60 days after the record date.

(3) Includes 13,166 shares subject to options exercisable as of 60 days after the record date.

(4) Includes 361,598 shares held by Advanced Technology Ventures II and 130,331 shares held by Advanced Technology Ventures III, as well as 532 shares held by Mr. Henkens and 15,250 shares subject to options exercisable as of 60 days after the record date by Mr. Henkens. Mr. Henkens is a general partner of Advanced Technology Ventures. Mr. Henkens disclaims beneficial ownership of the shares held by Advanced Technology Ventures, except to the extent of his proportionate interest therein.

(5) Includes 45,774 shares that are held by a trust for which Mr. Kantz is executor and as to which he thereby has voting control but no pecuniary interest.

(6) Includes 53,016 shares subject to options exercisable as of 60 days after the record date.

(7) Includes 90,598 shares subject to options exercisable as of 60 days after the record date, held by the 6 directors and officers listed above and by 3 officers not listed above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Pursuant to the Delaware General Corporation Law ("Delaware Law"), the Company has adopted provisions in its Certificate of Incorporation that eliminate the personal liability of its directors and officers to the Company and its stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances. The Company's Bylaws require the Company to indemnify its directors, officers, employees and other agents to the fullest extent permitted by law. The Company has entered into indemnification agreements with each of its current directors and executive officers that provide for indemnification to the fullest extent permitted by Delaware Law, including in circumstances in which indemnification and the advancement of expenses are discretionary under Delaware Law. The Company believes that the limitation of liability provisions in its Certificate of Incorporation and the indemnification agreements will enhance the Company's ability to continue to attract and retain qualified individuals to serve as directors and officers. There is no pending litigation or proceeding involving a director, officer or employee of the Company to which the indemnification agreements would apply. The Company has entered into agreements with each of its executive officers providing for acceleration of their options in the event of termination of employment in connection with a change in control of the Company.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PARCPLACE-DIGITALK, INC.

                                         By: /s/ EUGENE L. GODA
                                             -----------------------------------
                                             Eugene L. Goda
                                             President
                                             and Chief Executive Officer


Dated:  July 28, 1997