Form 10-Q
period 1997-06-30
PARCPLACE DIGITALK INC
filed 1997-08-14
CIK 916354

 ==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   (mark one)
      [x]       Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the quarter ended JUNE 30, 1997

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     As of August 6, 1997, the registrant had outstanding 11,937,243 shares of Common Stock.


===============================================================================

                            PARCPLACE-DIGITALK, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1997
                                TABLE OF CONTENTS



                                                                                    Page
                                                                                   ------
PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (all unaudited)

    Condensed Consolidated Balance Sheets                                               3
         as of June  30, 1997 and March 31, 1997


    Condensed Consolidated Statements of Operations
         for the three months ended June  30, 1997 and 1996                             4

    Condensed Consolidated Statements of Cash Flows
         for the three months ended June  30, 1997 and 1996                             5

    Notes to Condensed Consolidated Financial Statements                                6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      8


PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                              12

SIGNATURE                                                                              12

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements


                            PARCPLACE-DIGITALK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                            June 30,       March 31,
                                                              1997           1997
                                                            --------      --------
ASSETS
Current assets:
     Cash and cash equivalents                              $  8,014      $  7,418
     Marketable securities                                     3,538         5,538
     Accounts receivable, net of allowance of $2,419 at
        June 30 and $2,309 at March 31                         4,042         5,586
     Inventories                                                 223           220
     Other current assets                                        806           946
                                                            --------      --------
          Total current assets                                16,623        19,708

Marketable securities                                          1,500         1,500

Property and equipment:
     Property and equipment                                    5,810         5,797
     Less accumulated depreciation                            (4,325)       (4,002)
                                                            --------      --------
          Net property and equipment                           1,485         1,795

Other assets                                                     888           869
                                                            --------      --------
          Total assets                                      $ 20,496      $ 23,872
                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $  1,424      $  1,219
     Accrued compensation                                      1,022         1,421
     Accrued restructuring                                       856         1,067
     Other accrued liabilities                                 2,870         2,827
     Deferred revenue                                          4,571         5,066
                                                            --------      --------
          Total current liabilities                           10,743        11,600

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value:
     Authorized shares - 30,000
     Issued and outstanding shares - 11,929 at
        June 30 and March 31                                      12            12
    Additional paid-in capital                                49,863        49,863
    Accumulated deficit                                      (39,931)      (37,416)
    Cumulative translation adjustment                           (191)         (187)
                                                            --------      --------
          Total stockholders' equity                           9,753        12,272
                                                            ========      ========
          Total liabilities and stockholders' equity        $ 20,496      $ 23,872
                                                            ========      ========

(See accompanying notes.)

                            PARCPLACE-DIGITALK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                              For the three months
                                                 ended June 30,
                                             ----------------------
                                               1997          1996
                                             --------      --------
Net revenues:
   License                                   $  1,782      $  7,046
   Service                                      3,340         4,502
                                             --------      --------
Total net revenues                              5,122        11,548

Cost of net revenues:
   License                                        385         1,644
   Service                                      1,964         2,692
                                             --------      --------
Total cost of net revenues                      2,349         4,336
                                             --------      --------
Gross profit                                    2,773         7,212
Operating expenses:
   Sales and marketing                          2,565         6,163
   Research and development                     1,541         2,481
   General and administrative                   1,282         1,890
                                             --------      --------
Total operating expenses                        5,388        10,534
                                             --------      --------
Loss from operations                           (2,615)       (3,322)
Interest and other income (expense), net          117           293
                                             --------      --------
Loss before provision for income taxes         (2,498)       (3,029)
Provision for income taxes                         17            21
                                             ========      ========
Net loss                                     $ (2,515)     $ (3,050)
                                             ========      ========

Net loss per share                           $  (0.21)     $  (0.26)
                                             ========      ========
Shares used in computing
 net loss per share                            11,925        11,600
                                             ========      ========

(See accompanying notes)

                            PARCPLACE-DIGITALK, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                For the three months
                                                                   ended June 30,
                                                               ----------------------
                                                                1997           1996
                                                               --------      --------
Operating Activities
Net loss                                                       $ (2,515)     $ (3,050)
Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                  359           804
     Changes in operating assets and liabilities:
         Accounts receivable                                      1,544         3,557
         Inventories                                                 (3)          (82)
         Other current assets                                       141          (216)
         Accounts payable and accrued liabilities                  (152)       (1,246)
         Accrued restructuring                                     (211)          ---
         Deferred revenue                                          (495)           (6)
                                                               --------      --------
Net cash used in operating activities                            (1,332)         (239)

Investing activities
Purchases of property and equipment                                 (13)       (1,039)
Proceeds from maturities of marketable securities                 2,000         3,502
Purchases of marketable securities                                  ---        (8,419)
Increase in other assets                                            (55)         (123)
                                                               --------      --------
Net cash provided by (used in) investing activities               1,932        (6,079)

Financing activities
Proceeds from issuance of common stock, net of repurchases          ---           684
                                                               --------      --------
Net cash provided by financing activities                           ---           684
                                                               --------      --------

Effect of exchange rate changes on cash
  and cash equivalents                                               (4)          (45)

Net increase (decrease) in cash and cash equivalents                596        (5,679)
Cash and cash equivalents at beginning of period                  7,418        14,367
                                                               ========      ========
Cash and cash equivalents at end of period                     $  8,014      $  8,688
                                                               ========      ========

(See accompanying notes.)

                            PARCPLACE-DIGITALK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by ParcPlace-Digitalk, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended March 31, 1997.

In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the three months ended June 30, 1997 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 1998.

2.  Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.

3.  Net loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares have been excluded from the computation as their effect would be antidilutive.

In February 1997, the FAS issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (FAS 128). The Company is required to adopt FAS 128 in fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with FAS 128.

The impact of adoption of FAS 128 for the quarter ended June 30, 1998 will not change primary EPS as presented. The impact of FAS 128 on fully diluted EPS is not expected to be material as the Company is in a net loss position and options are antidilutive.

                            PARCPLACE-DIGITALK, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

5.  Restructuring costs

The Company recorded charges for a restructuring in the third and fourth quarter of fiscal 1997 totaling $5.2 million of which $4.1 million was paid or expensed as of March 31, 1997. The Company anticipates $800,000 of the remaining liability of $1.1 million to be paid during fiscal 1998 and $300,000 to be paid in fiscal 1999. During the first three months of fiscal 1998, the Company paid $211,000 in accrued restructuring costs consisting mostly of facility costs. Such payments will be financed through working capital.

6.  Subsequent Events

In July 1997, the Company decided to further reduce its worldwide total headcount by approximately 25% (from approximately 180 persons). The Company estimates it will incur a restructuring charge in the quarter ended September 30, 1997, of approximately $3.0 to $4.0 million to cover employee severance packages, the closing of surplus facilities, and the write-off of excess computer equipment and office furniture.

In July 1997, the Company's board of directors approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to ObjectShare, Inc. The name change will be submitted for stockholder approval at the Company's annual meeting of stockholders scheduled for September 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ParcPlace-Digitalk develops, markets, and supports fully object-oriented application development tools for use in development of distributed client/server/web applications. The Company also provides customer support, training, on-site assistance, and consulting. License revenues are generated primarily by the Company's VisualWorks, VisualWave, and Distributed Smalltalk products. These products comprise a family of object-oriented application development environments based on the Smalltalk programming language. In addition, the Company's Objectshare division offers Parts for Java, a Java-based component development environment introduced in the second quarter of fiscal 1997.

The Form 10-Q includes a number of forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results and financial position to be affected negatively as events unfold in the market for the Company's products. These events include, but are not limited to, the risks inherent in the development and marketing or relatively new technologies and the Company's ability to deliver competitive products, retain key employees and maintain sufficient sales revenue to fund ongoing research and development, as well as the risks discussed below under "Factors Affected Future Results." The Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.


Results of Operations

The following table sets forth for the periods indicated (i) the percentage of net revenues represented by certain line items in the Company's Condensed Consolidated Statements of Operations, (ii) the gross margins on license and service revenues and (iii) the percentage changes from the preceding period.



                                  Percentage of net revenues
                                  for the three months ended
                                 -----------------------------  Percent change of
                                 June 30, 1997   June 30, 1996   dollars amounts
                                 -------------   ------------   -----------------
Net Revenues:
   License                              35%            61%           (75%)
   Service                              65%            39%           (26%)
                                      ----           ----
Total net revenues                     100%           100%           (56%)

Cost of net revenues
   License                               8%            14%           (77%)
   Service                              38%            23%           (27%)
                                      ----           ----
To cost of net revenues                 46%            37%           (46%)
                                      ----           ----
Gross Margin                            54%            63%           (62%)

Operating Expenses:
   Sales and marketing                  50%            53%           (58%)
   Research and development             30%            22%           (38%)
   General and administrative           25%            17%           (32%)
                                      ----           ----
Total operating expenses               105%            92%           (49%)
                                      ----           ----

Loss from operations                   (51%)          (29%)          (21%)
Interest and other income
(expense), net                           2%             3%           (60%)
                                      ----           ----
Loss before income taxes               (49%)          (26%)          (18%)
Provision for income taxes               0%             0%           (19%)
                                      ----           ----
Net Loss                               (49%)          (26%)          (18%)
Gross Margin
     License                            78%            77%           (74%)
     Service                            41%            40%           (24%)

Net revenues

Total net revenues for the first quarter of fiscal 1998 were $5.1 million, a decrease of 56% from the comparable period of fiscal 1997.

License revenues for the first quarter of fiscal 1998 decreased 75% from the comparable period of fiscal 1997. The decline is attributable to lower sales of development environments. The Company believes that the decrease in sales of development environments was largely due to: a slowdown in new product releases by the Company; resistance regarding the Smalltalk programming language, correlated to the increasing popularity of Java; difficulties encountered in the Company's efforts to merge the VisualSmalltalk Enterprise product (acquired in the merger with Digitalk Inc.) into the VisualWorks product; and a high rate of turnover among the Company's sales force.

Service revenues for the first quarter of fiscal 1998 decreased 26% from the comparable period of fiscal 1997. The decrease in the first quarter of fiscal 1998 is closely related to reduced sales of development environments, which generally drive service revenues, particularly training and a reduction in the number of available consulting and training personnel in North America.

Cost of revenues

Cost of license revenues is primarily comprised of the production of the Company's products and related royalties. Cost of license revenues for the first quarter of fiscal 1998 decreased 77% from the comparable period of fiscal 1997, due to lower sales of development environments. Cost of license revenues as a percentage of license revenues for the first quarter of fiscal 1998 was 22% compared to 23% in the comparable period of fiscal 1997.

Cost of service revenues consists principally of personnel costs for training, consulting and customer support. Cost of service revenues for the first quarter of fiscal 1998 decreased by 27% from the comparable period of fiscal 1997, primarily due to reduced service work force. This cost as a percentage of service revenues in the first quarter was 59% compared to 60% in the comparable period of fiscal 1997.

Operating expenses

Sales and marketing expenses consist principally of salaries, commissions, facility expenses, travel-related expenses, and advertising. These expenses for the first quarter of fiscal 1998 were $2.6 million representing a decrease of 58% over the comparable period of fiscal 1997. This decrease is primarily due to lower spending for commissions, reduced staffing as a result of restructurings and attrition, trade shows, printing and reproduction, and literature. As a percentage of net revenues, sales and marketing expenses for the first quarter were 50% compared to 53% in the comparable period of fiscal 1997.

Research and development expenses for the first quarter of fiscal 1998 were $1.5 million, a decrease of 38% over the comparable period of fiscal 1997. This decrease was primarily due to reduced work force as a result of restructurings and attrition. As a percentage of net revenues, research and development expenses for the first quarter of fiscal 1998 were 30% compared to 22% in the comparable period of fiscal 1997. The Company believes that, while controlling expenses generally, it must continue to invest in research and development.

General and administrative expenses for the first quarter of fiscal 1998 were $1.3 million, respectively, a decrease of 32% over the comparable period of fiscal 1997. The decrease in the first quarter was largely due to decreased staffing expense from the reductions in work force in fiscal 1997 and subsequent attrition. As a percentage of net revenues, general and administrative expenses for the first quarter were 25% compared to 17% in the comparable period of fiscal 1997. The increase of these expenses on a percentage basis is due to the fixed nature of certain expenses.

Interest and other income (expense), net

Interest and other income (expense), net was $117,000 in the first quarter of fiscal 1998 compared with $293,000 in the first quarter of the prior year. This decrease reflects lower interest income from reduced cash and marketable securities balances.

Provision for income taxes

Although the Company had a loss for the first quarter of both fiscal 1998 and fiscal 1997, it provided for foreign and local taxes of $17,000 and $21,000, respectively.

Factors Affecting Future Results

The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. Recent quarters have been adversely affected by substantially lower license revenues which the Company attributes to the factors discussed above under "Results of Operations -
- Net Revenues". Quarterly fluctuations may be caused by numerous factors including but not limited to those discussed above. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has received a substantial portion of its product orders in the last month of the quarter, with a concentration of such orders in the last week. Delays in the receipt of orders can therefore cause significant variations in quarterly license revenues. License revenues may also be affected by seasonal trends. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the mix of products and services, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues attributable to licenses and to service fees, commencement or conclusion of significant consulting projects, changes in the level of operating expenses, and competitive conditions in the industry. Because the Company's staffing and other operating expenses are based on anticipated revenues, operating results will be adversely affected if the anticipated level of revenues is not realized in the applicable budget period. The Company's results in recent quarters are not necessarily indicative of future results and the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indicator of future performance.

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

The market for application development tools for large-scale client/server/web computing environment is intensely competitive and the Company expects competition to continue to increase. The Company's competitors include a broad range of companies that develop and market tools and languages for software application development. Many of the Company's current and prospective competitors have significantly greater financial technical manufacturing and marketing resources than the Company. Moreover, these companies may produce additional products competitive with those of the Company and there can be no assurance that the Company could compete effectively with such products. In particular, several competitors have introduced entry-level Java-based application development environments, which may for the near term, satisfy the requirements of a significant number of corporate users who are beginning to develop applications in Java.

In July 1997, the Company announced the implementation of further actions, in addition to the steps taken in the third and fourth quarter of fiscal 1997, to reduce costs and restructure its business, including a further reduction in total headcount of approximately 25%. The Company estimates it will incur a restructuring charge in the quarter ending September 30, 1997, of approximately $3.0 to $4.0 million to cover employee severance packages, the closing of excess facilities, and the write-off of certain computer equipment and office furniture. While the Company needs to reduce fixed costs, it also believes that it is necessary to continue to invest in sales, marketing, and research and development. Accordingly the Company expects that operating expenses in the next several quarters will continue to be at a higher percentage of total net revenues than in years prior to fiscal 1998. The Company's future operating results and financial condition could be adversely affected if the Company is unable to effectively manage the transition to a new business model and cost structure.

As a result of the restructurings, the Company has incurred a number of risks associated with its reduced operating size and capabilities. These risks include an increased sensitivity to employee turnover, with a greater likelihood that turnover will have a significant negative effect on the Company's operations, such as by causing delays in product delivery schedules: a reduced ability to pursue diversified research and development efforts, particularly for projects that are not profitable in the near term; and the need for the Company to effectively manage dramatically changing operations. The confidence of the Company's customer base may also be affected by the restructurings, to the extent that such customers may become concerned that the Company may not be able to deliver on future products plans or to effectively maintain its existing products. Competition for qualified personnel is intense and has recently intensified in the Company's geographic and industry segments. The intensifying competition for qualified personnel, as well as the implementation of the Company's restructuring actions, have increased the already high difficulty of retaining and motivating employees. Employee turnover, particularly in technical and sales positions, is highly disruptive, and high turnover of sales personnel has adversely affected the Company's revenues. Ongoing high rates of employee turnover, the loss of key personnel, or an inability to hire qualified personnel most likely would adversely affect the Company's business and results of operations.

Liquidity and Capital Resources

As of June 30, 1997, the Company had cash, cash equivalents and marketable securities of $13.0 million and working capital of $5.9 million compared to $14.5 million and $8.1 million, respectively, as of March 31, 1997.

The Company used cash for operations of $1.3 million in the first three months of fiscal 1998, which included a net loss of $2.5 million and a decrease in accounts payable, accrued liabilities, and deferred revenue of $858,000, partially offset by a decrease in accounts receivable of $1.5 million and depreciation and amortization of $359,000. Cash payments for the purchase of property and equipment in the first three months of fiscal 1998 were $13,000.

As a result of its declining revenues, the Company, in July 1997, announced the implementation of further actions to reduce operating expenses, as described above. Although the Company is unable to state whether it has adequate resources to sustain its present level of operations for any particular period of time, management believes that its existing balances of cash, cash equivalents, and marketable securities, in combination with possible further reductions in operating expenses, would be sufficient to meet its cash requirements for continuing its core business at least through fiscal 1998.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)  Exhibits:

         27.1     Financial Data Schedule

B)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended June 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 13, 1997

PARCPLACE-DIGITALK, INC.



By:      /s/ RON CLEAR
        ---------------------------------
       Ron Clear
       Vice President and Chief Financial
       Officer (on behalf of the Registrant
       and as principal financial officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                 EXHIBITS
-------                --------


 27.1                  Financial Data Schedule