Form 10-Q
period 1997-09-30
OBJECTSHARE INC
filed 1997-11-14
CIK 916354

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (mark one)
    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended SEPTEMBER 30, 1997


                                       OR


    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____to____.



                         COMMISSION FILE NUMBER: 0-23132



                                OBJECTSHARE, INC.
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


                            PARCPLACE-DIGITALK, INC.
                                  (Former name)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No
                                                -------     -------

         As of October 31, 1997, the registrant had outstanding 11,937,243 shares of Common Stock.

                                OBJECTSHARE, INC.
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997
                                TABLE OF CONTENTS





                                                                                               Page
                                                                                               ----
         PART I.  FINANCIAL INFORMATION

         ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets
                     as of September 30, 1997 and March 31, 1997                                 3

                  Condensed Consolidated Statements of Operations
                     for the three and six months ended September 30, 1997 and 1996              4

                  Condensed Consolidated Statements of Cash Flows
                     for the six months ended September 30, 1997 and 1996                        5

                  Notes to Condensed Consolidated Financial Statements                           6

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      8


         PART II. OTHER INFORMATION

         ITEM 4.  Submission of Matters to a Vote of Security Holders                           13

         ITEM 6.  Exhibits and Reports on Form 8-K                                              13


         SIGNATURE                                                                              13


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                OBJECTSHARE, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                September 30,        March 31,
                                                                                    1997               1997
                                                                                -------------        ---------
   ASSETS
   Current assets:
                  Cash and cash equivalents                                          $  2,479         $  7,418
                  Marketable securities                                                 5,538            5,538
                  Accounts receivable, net of allowance of 1,503 at
                     September 30 and $2,309 at March 31                                3,327            5,586
                  Inventories                                                             157              220
                  Other current assets                                                    643              946
                                                                                     --------         --------
                        Total current assets                                           12,144           19,708
   Marketable securities                                                                1,500            1,500
   Property and equipment:
                  Property and equipment                                                5,847            5,797
                  Less accumulated depreciation                                        (4,682)          (4,002)
                                                                                     --------         --------
                        Net property and equipment                                      1,165            1,795
   Other assets                                                                           365              869
                                                                                     --------         --------
                        Total assets                                                 $ 15,174          $23,872
                                                                                     ========         ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
                  Accounts payable                                                   $    808         $  1,219
                  Accrued compensation                                                    650            1,421
                  Other accrued liabilities                                             2,829            2,827
                  Deferred revenue                                                      3,704            5,066
                  Accrued restructuring costs                                           2,393            1,067
                                                                                     --------         --------
                          Total current liabilities                                    10,384          11,600

   Commitments and contingencies

   Stockholders' Equity:
       Common stock, $0.001 par value:
                  Authorized shares - 30,000
                  Issued and outstanding shares - 11,925 at
                     September 30 and 11,929 at March 31                                   12               12
       Additional paid-in capital                                                      49,882           49,863
       Accumulated deficit                                                            (44,908)         (37,416)
       Cumulative translation adjustment                                                 (196)            (187)
                                                                                     --------         --------
                          Total stockholders' equity                                    4,790           12,272
                                                                                     --------         --------
                          Total liabilities and stockholders' equity                 $ 15,174         $ 23,872
                                                                                     ========         ========


    See accompanying notes.

                                OBJECTSHARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                      For the three months            For the six months
                                                       ended September 30,            ended September 30,
                                                   --------------------------     ---------------------------
                                                      1997           1996            1997              1996
                                                   -----------    -----------     ----------         --------
Net revenues:
    License                                            $ 1,711        $ 5,870        $ 3,493         $ 12,916
    Service                                              3,041          4,557          6,381            9,059
                                                       -------        -------        -------         --------
Total net revenues                                       4,752         10,427          9,874           21,975

Cost of net revenues:
    License                                                483          2,076            868            3,720
    Service                                              1,889          2,826          3,853            5,518
                                                       -------        -------        -------         --------
Total cost of net revenues                               2,372          4,902          4,721            9,238
                                                       -------        -------        -------         --------
Gross profit                                             2,380          5,525          5,153           12,737
Operating expenses:
    Sales and marketing                                  2,100          5,627          4,665           11,790
    Research and development                             1,302          2,548          2,843            5,029
    General and administrative                           1,212          2,367          2,494            4,257
    Acquired research and development                       --          2,867             --            2,867
    Restructuring costs                                  2,797             --          2,797               --
                                                       -------        -------        -------         --------
Total operating expenses                                 7,411         13,409         12,799           23,943
                                                       -------        -------        -------         --------
Loss from operations                                    (5,031)        (7,884)        (7,646)         (11,206)
Interest income and other, net                              62            310            179              603
                                                       -------        -------        -------         --------
Loss before provision for income taxes                  (4,969)        (7,574)        (7,467)         (10,603)
Provision for income taxes                                   8             25             25               46
                                                       -------        -------        -------         --------
Net loss                                              $ (4,977)       $(7,599)       $(7,492)        $(10,649)
                                                      ========        =======        =======         ========
Net loss per share                                    $  (0.42)       $ (0.65)       $ (0.63)        $  (0.91)
                                                      ========        =======        =======         ========
Shares used in computing
 net loss per share                                     11,925         11,775         11,925           11,700
                                                      ========        =======        =======         ========



See accompanying notes

                                OBJECTSHARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                For the six months
                                                                                 ended September 30
                                                                          -------------------------------
                                                                              1997               1996
                                                                          ------------       ------------
Operating Activities
Net loss                                                                      $ (7,492)         $ (10,649)
Adjustments to reconcile net loss to net cash
    used in operating activities:
     Research and development expenses on acquisition                               --              2,867
     Depreciation and amortization                                               1,167              2,191
     Changes in operating assets and liabilities:
        Accounts receivable                                                      2,259              3,615
        Inventories                                                                 63               (158)
        Prepaid expenses and other current assets                                  303               (235)
        Accounts payable and accrued liabilities                               (1,181)             (1,078)
        Accrued restructuring costs                                              1,326                 --
        Deferred revenue                                                       (1,362)               (141)
                                                                              -------           ---------
Net cash used in operating activities                                          (4,917)             (3,588)

Investing activities
Purchase business combination                                                      --              (2,999)
Purchases of property and equipment                                               (50)             (1,419)
Proceeds from maturities of marketable securities                                  --              13,339
Purchases of marketable securities                                                 --             (15,460)
Decrease (increase) in deposits and other assets                                   18                (146)
                                                                              -------           ---------
Net cash provided by (used in) investing activities                               (32)             (6,685)

Financing activities
Proceeds from issuance of common stock, net of repurchases                         19               1,127
                                                                              -------           ---------
Net cash provided by financing activities                                          19               1,127

Effect of exchange rate changes on cash
  and cash equivalents                                                             (9)                (49)
                                                                              -------           ---------
Net decrease in cash and cash equivalents                                      (4,939)             (9,195)
Cash and cash equivalents at beginning of period                                7,418              14,367
                                                                              -------           ---------
Cash and cash equivalents at end of period                                    $ 2,479           $   5,172
                                                                              =======           =========



See accompanying notes.

                               OBJECTSHARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation

     The Company, formerly ParcPlace-Digitalk, Inc., changed its name to ObjectShare, Inc. in September 1997. The name change was approved at the Company's annual meeting of stockholders held on September 19, 1997.

     The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended March 31, 1997.

     In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of the operations for interim periods presented. The operating results for the six months ended September 30, 1997 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 1998.

2.   Net Loss per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares have been excluded from the computation as their effect would be antidilutive.

     In February 1997, the Financial Accounting Standards Board ("FAS") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (FAS 128). The Company is required to adopt FAS 128 at the end of fiscal year 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with FAS 128.

     The impact of adoption of FAS 128 for the quarter ended September 30, 1997 will not change primary EPS as presented. The impact of FAS 128 on fully diluted EPS is not expected to be material.

3.   Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term marketable securities consist principally of debt instruments with maturities between three and twelve months. Long-term marketable securities consist of debt instruments with maturities exceeding twelve months.

     At September 30, 1997, all of the Company's debt securities were classified as available-for-sale and are carried at fair market value with any material unrealized gains and losses recorded in stockholders' equity. The cost of the securities is based upon the specific identification method.

                               OBJECTSHARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


4.   Restructuring Costs

     The Company recorded restructuring charges in the second quarter of fiscal 1998 totaling $2,797,000 of which $976,000 was paid as of September 30, 1997. The restructuring charges covered employee severance packages, the closing of surplus facilities, and the write-off of excess computer equipment and office furniture.

     Accrued restructuring costs include $572,000 of restructuring costs from the third and fourth quarters of fiscal 1997, which have not yet been paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company, formerly ParcPlace-Digitalk, Inc., changed its name to ObjectShare, Inc. in September 1997. The name change was approved at the Company's annual meeting of stockholders held on September 19, 1997.

     ObjectShare, Inc. (the Company) develops, markets, and supports fully object-oriented application development tools for use in development of distributed client/server/web applications. The Company also provides customer support, training, on-site assistance, and consulting. License revenues are generated primarily by the Company's VisualWorks, VisualWave, and Distributed Smalltalk products. These products comprise a family of object-oriented application development environments based on the Smalltalk programming language. In addition, the Company offers Parts for Java, a Java-based component development environment.

     This Form 10-Q includes a number of forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results and financial position to be affected negatively as events unfold in the market for the Company's products. These events include, but are not limited to, the risks inherent in the development and marketing of relatively new technologies, and the Company's ability to deliver competitive products, retain key employees and maintain sufficient sales revenue to fund ongoing research and development, as well as the risks discussed below under "Factors Affecting Future Results". The Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance.

RESULTS OF OPERATIONS


The following table sets forth for the periods indicated (I) the percentage of net revenues represented by certain line items in the Company's Condensed Consolidated Statements of Operations, (II) the gross margins on license and service revenues and (III) the percentage changes from the preceding periods.




                                              Percentage of total net revenues for the
                                             ------------------------------------------
                                             Three months ended        Six months ended
                                               September 30,            September 30,               Percent change
                                             ------------------        ----------------           Of dollar amounts
                                             1997          1996        1997        1996          1997 compared to 1996
                                             ----          ----        ----        ----          ---------------------
Net Revenues:
  License                                     36%           56%          35%         59%          (71)%         (73)%
  Service                                     64%           44%          65%         41%          (33)%         (30)%
                                             ---           ---          ---         ---
Total Net Revenues                           100%          100%         100%        100%          (54)%         (55)%
Cost of net revenues:
  License                                     10%           20%           9%         17%          (77)%         (77)%
  Service                                     40%           27%          39%         25%          (33)%         (30)%
                                             ---           ---          ---         ---
Total cost of net revenues                    50%           47%          48%         42%          (52)%         (49)%
                                             ---           ---          ---         ---
Gross Margin                                  50%           53%          52%         58%          (57)%         (60)%

Operating Expenses:
  Sales and marketing                         44%           54%          47%         54%          (63)%         (60)%
  Research and development                    27%           24%          28%         23%          (49)%         (43)%
  Acquired research and development           --            28%          --          13%           --            --
  General and administrative                  26%           23%          25%         19%          (49)%         (41)%
  Restructuring expenses                      59%           --           28%         --            --            --
                                             ---           ---          ---         ---
Total operating Expenses                     156%          129%         129%        109%          (45)%         (47)%
                                             ---           ---          ---         ---
Loss from operations                        (106)%         (76)%        (77)%       (51)%         (36)%         (32)%
Interest and other income, net                 1%            3%           2%          3%          (80)%         (70)%
                                             ---           ---          ---         ---
Loss before income taxes                    (105)%         (73)%        (75)%       (48)%         (34)%         (30)%
Provision for income taxes                    --            --           --          --
                                             ---           ---          ---         ---
Net loss                                    (105)%         (73)%        (75)%       (48)%         (34)%         (30)%
Gross margin:
  License                                     72%           65%          75%         71%          (68)%         (71)%
  Service                                     38%           38%          40%         39%          (33)%         (29)%



Net revenues
------------

Total net revenues for the second quarter and first six months of the fiscal year ending March 31, 1998 were $4.8 million and $9.9 million, respectively, a decrease of 54% and 55%, respectively, from the comparable periods of fiscal 1997.

License revenues for the second quarter and first six months of fiscal 1998 decreased 71% and 73%, respectively, from the comparable periods of fiscal 1997. The decline is attributable to lower sales of development environments. The Company believes that the decrease in sales of development environments was largely due to: customer resistance regarding the Smalltalk programming language, correlated to the increasing popularity of Java; difficulties encountered in the Company's efforts to merge the VisualSmalltalk Enterprise product (acquired in the merger with Digitalk Inc.) into the VisualWorks product; and a high rate of turnover among the Company's sales force.

Service revenues for the second quarter and first six months of fiscal 1998 decreased 33% and 30%, respectively, from the comparable periods of fiscal 1997. The decrease in service revenue is closely related to reduced sales of development environments, which generally drive service revenues, particularly training, and a reduction in the number of available consulting and training personnel in North America.

Cost of revenues
----------------

Cost of license revenues is primarily comprised of the cost of production of the Company's products and related royalties. Cost of license revenues for the second quarter and first six months of fiscal 1998 decreased 77% from the comparable periods of fiscal 1997, due to lower product sales. Cost of license revenues as a percentage of license revenues for the second quarter and first six months of fiscal 1998 was 28% and 25%, respectively, compared to 35% and 29%, respectively, in the comparable periods of fiscal 1997. The decrease in cost of license revenues, on a percentage basis, is due to a decrease in the royalty costs, and a decrease in the accrual for obsolete inventory.

Cost of service revenues consists principally of personnel costs for training, consulting and customer support. Cost of service revenues for the second quarter and first six months of fiscal 1998 decreased by 33% and 30%, respectively, from the comparable periods of fiscal 1997, primarily due to reduced service work force and a reduction in the number of outside contractors used by the Company. This cost as a percentage of service revenues in the second quarter and first six months was 62% and 60%, respectively, compared to 62% and 61%, respectively in the comparable periods of fiscal 1997.

Operating expenses
------------------

Sales and marketing expenses consist principally of salaries, commissions, facility expenses, travel-related expenses, and advertising. These expenses for the second quarter and first six months of fiscal 1998 were $2.1 million and $4.7 million, respectively, representing a decrease of 63% and 60%, respectively, over the comparable periods of fiscal 1997. This decrease is primarily due to lower commission costs, reduced staffing due to restructurings and attrition, and lower spending for trade shows and literature. As a percentage of net revenues, sales and marketing expenses for the second quarter and first six months were 44% and 47%, respectively, compared to 54% in the comparable periods of fiscal 1997.

Research and development expenses for the second quarter and first six months of fiscal 1998 were $1.3 million and $2.8 million, respectively, a decrease of 49% and 43%, respectively, over the comparable periods of fiscal 1997. This decrease was primarily due to the reduced work force due to restructurings and attrition. As a percentage of net revenues, research and development expenses for the second quarter and first six months of fiscal 1998 were 27% and 28%, respectively, compared to 24% and 23% respectively, in the comparable periods of fiscal 1997. The Company believes that, while controlling expenses generally, it must continue to invest in research and development.

General and administrative expenses for the second quarter and first six months of fiscal 1998 were $1.2 million and $2.5 million, respectively, a decrease of 49% and 41%, respectively, over the comparable periods of fiscal 1997. The decrease in the second quarter and first six months was largely due to decreased staffing expense from the reductions in work force in fiscal 1997 and subsequent attrition. As a percentage of net revenues, general and administrative expenses for the second quarter and first six months were 26% and 25%, respectively, compared to 23% and 19%, respectively, in the comparable periods of fiscal 1997. The increase of these expenses on a percentage basis is due to the fixed nature of certain expenses, which the Company has not been able to reduce as fast as our decrease in revenue. The Company will continue to reduce unnecessary general and administrative expenses in an effort to bring the Company to profitability. The Company's staffing and other operating expenses are based on anticipated revenues, operating results will be adversely affected if the anticipated level of revenues is not realized in the applicable budget periods.

Interest and other income (expense), net
----------------------------------------

Interest and other income (expense) was $62,000 in the second quarter of fiscal 1998 compared with $310,000 in the second quarter of the prior year. This decrease reflects lower interest income from reduced cash and marketable securities balances.

Provision for income taxes
--------------------------

Although the Company recorded losses for the second quarter and first six months of both fiscal 1998 and fiscal 1997, it provided for foreign and local taxes of $8,000 and $25,000, respectively.

Restructuring Costs
-------------------

The Company recorded restructuring charges in the second quarter of fiscal 1998 totaling $2,797,000 of which $976,000 was paid as of September 30, 1997. The restructuring charges covered employee severance packages, the closing of surplus facilities, and the write-off of excess computer equipment and office furniture.

Accrued restructuring costs include $572,000 of restructuring costs from the third and fourth quarters of fiscal 1997, which have not yet been paid.

FACTORS AFFECTING FUTURE RESULTS

The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. Recent quarters have been adversely affected by substantially lower license revenues which the Company attributes to the factors discussed above under "Results of Operations -
- Net Revenues". Quarterly fluctuations may be caused by numerous factors including, but not limited to, those discussed above. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has received a substantial portion of its product orders in the last month of the quarter, with a concentration of such orders in the last week. Delays in the receipt of orders can therefore cause significant variations in quarterly license revenues. License revenues may also be affected by seasonal trends. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the mix of products and services, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues attributable to licenses and to service fees, commencement or conclusion of significant consulting projects, changes in the level of operating expenses, and competitive conditions in the industry. Because the Company's staffing and other operating expenses are based on anticipated revenues, operating results will be adversely affected if the anticipated level of revenues is not realized in the applicable budget periods. The Company's results in recent quarters are not necessarily indicative of future results and the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indicator of future performance.

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

The Company has recorded restructuring charges in the third and fourth quarters of fiscal 1997, and second quarter of fiscal 1998, which account for a reduction of workforce, excess facilities, obsolete inventory, and excess equipment. While the Company continues to reduce fixed costs, it also believes that it is necessary to continue to invest in sales, marketing, and research and development. Accordingly the Company expects that operating expenses in the next several quarters will continue to be at a high percentage of total net revenues. The Company's future operating results and financial condition could be adversely affected if the Company is unable to effectively manage the transition to a new cost structure, or its revenue continues to drop faster than management is able to reduce expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash, cash equivalents and marketable securities of $9.5 million and working capital of $1.8 million compared to $14.5 million and $8.1 million, respectively, as of March 31, 1997.

The Company used cash for operations of $4.9 million in the first six months of fiscal 1998, which included a net loss of $7.5 million and a decrease in accounts payable, accrued liabilities, and deferred revenue of $2.5 million, partially offset by a decrease in accounts receivable of $2.2 million and depreciation and amortization of $1.2 million.

As a result of its declining revenues, the Company, in July 1997, announced the implementation of further actions to reduce operating expenses, as described above. Although the Company is unable to state whether it has adequate resources to sustain its present level of operations for any particular periods of time, management believes that its existing balances of cash, cash equivalents, and marketable securities, in combination with possible further reductions in operating expenses, will be sufficient t meet its cash requirements for continuing its core business at least through fiscal 1998.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1997 Annual Meeting of Stockholders on September 19, 1997. The stockholders voted as follows:

                  1. The stockholders elected each of the four nominees for director, to serve until the next Annual Meeting of Stockholders. The elected directors are: James C. Anderson (9,357,691 shares for, 426,271 shares withheld), John B. Carrington (9,376,582 shares for, 407,380 shares withheld), Eugene L. Goda (9,408,105 shares for, 375,857 shares withheld), and Jos C. Henkens (9,392,497 shares for, 391,465 shares withheld). There were no broker non-votes. These four directors constitute all of the members of the Board of Directors.

                  2. The stockholders approved an amendment to the Company's Certificate of Incorporation to change the name of the corporation to "ObjectShare, Inc." (9,498,254 shares for, 254,300 shares against, 31,408 shares abstaining, and 0 broker non-votes).

                  3. The stockholders approved an amendment to the Company's 1993 Stock Plan to increase by 300,000 the number of shares available for issuance thereunder (8,964,732 shares for, 738,761 shares against, 80,469 shares abstaining, and 0 broker non-votes).

                  4. The stockholders approved an amendment to the Company's 1993 Employee Stock Purchase Plan to increase by 250,000 the number of shares available for issuance thereunder (9,364,219 shares for, 336,231 shares against, 83,512 shares abstaining, and 0 broker non-votes).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       A) The exhibit listed below is filed herewith as part of this report.

          27     Financial Data Schedule

       B) Reports on Form 8-K:

          No reports on Form 8-K were filed during the three months ended September 30, 1997.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 11, 1997

OBJECTSHARE, INC. a
Delaware Corporation



By: /s/ RONALD J. CLEAR
    -------------------------------
    Ronald J. Clear
    Vice President and Chief Financial
    Officer (on behalf of the Registrant
    and as principal financial officer)

                                 EXHIBIT INDEX


Exhibit No.            Description
------------           -----------

Ex-27                  Financial Data Schedule