Form 10-Q
period 1997-12-31
OBJECTSHARE INC
filed 1998-02-13
CIK 916354

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (mark one)
     [x]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934 for the quarter ended DECEMBER 31, 1997

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

            16811 HALE AVENUE, SUITE A, IRVINE, CALIFORNIA 92606-5020
                    (Address of principal executive offices)

                                 (714) 833-1122
              (Registrant's telephone number, including area code)

                            PARCPLACE-DIGITALK, INC.
                                  (Former name)
               999 EAST ARQUES AVENUE, SUNNYVALE, CALIFORNIA 94086
                                (Former address)

                                 (408) 481-9090
                            (former telephone number)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   [X]   No [ ]

        As of January 31, 1998, the registrant had outstanding 12,102,946 shares of Common Stock.

                                OBJECTSHARE, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1997
                                TABLE OF CONTENTS





                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets
        as of December 31, 1997 and March 31, 1997                            3

    Condensed Consolidated Statements of Operations
        for the three and nine months ended December 31, 1997 and 1996        4

    Condensed Consolidated Statements of Cash Flows
         for the nine months ended December 31, 1997 and 1996                 5

    Notes to Condensed Consolidated Financial Statements                      6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             8


PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                      14


SIGNATURE                                                                     14

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OBJECTSHARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                         December 31,   March 31,
                                                             1997          1997
                                                           --------      --------
ASSETS
Current assets:
    Cash and cash equivalents                              $  6,592      $  7,418
    Marketable securities                                       600         5,538
    Accounts receivable, net of allowance of $1,943 at
       December 31 and $2,309 at March 31                     5,847         5,586
    Inventories                                                 136           220
    Other current assets                                        478           946
                                                           --------      --------
        Total current assets                                 13,653        19,708
Marketable securities                                             0         1,500
Property and equipment:
    Property and equipment                                    5,689         5,797
    Less accumulated depreciation                            (4,722)       (4,002)
                                                           --------      --------
        Net property and equipment                              967         1,795

Other assets                                                    325           869
                                                           --------      --------
        Total assets                                       $ 14,945      $ 23,872
                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $    969      $  1,219
    Accrued compensation                                        713         1,421
    Other accrued liabilities                                 2,653         2,827
    Deferred revenue                                          4,920         5,066
    Accrued restructuring costs                               1,185         1,067
                                                           --------      --------
        Total current liabilities                            10,440        11,600
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.001 par value:
    Authorized shares - 30,000
    Issued and outstanding shares - 12,103 at
       December 31 and 11,929 at March 31                        12            12
  Additional paid-in capital                                 49,881        49,863
  Accumulated deficit                                       (45,325)      (37,416)
  Cumulative translation adjustment                             (63)         (187)
                                                           --------      --------
        Total stockholders' equity                            4,505        12,272
                                                           --------      --------
        Total liabilities and stockholders' equity         $ 14,945      $ 23,872
                                                           ========      ========

See accompanying notes.

                                OBJECTSHARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                           For the three months         For the nine  months
                                             ended December 31,          ended December 31,
                                           ----------------------      ----------------------
                                             1997          1996          1997          1996
                                           --------      --------      --------      --------
Net revenues:
   License                                 $  2,031      $  4,229      $  5,524      $ 17,145
   Service                                    2,903         3,860         9,284        12,919
                                           --------      --------      --------      --------
Total net revenues                            4,934         8,089        14,808        30,064

Cost of net revenues:
   License                                      403         1,043         1,271         4,763
   Service                                    1,887         2,595         5,740         8,113
                                           --------      --------      --------      --------
Total cost of net revenues                    2,290         3,638         7,011        12,876
                                           --------      --------      --------      --------
Gross profit                                  2,644         4,451         7,797        17,188
Operating expenses:
   Sales and marketing                        1,399         4,394         6,064        16,184
   Research and development                     965         2,185         3,808         7,214
   General and administrative                   988         1,833         3,482         6,090
   Acquired research and development             --           646            --         3,513
   Restructuring costs                         (175)        2,182         2,622         2,182
                                           --------      --------      --------      --------
Total operating expenses                      3,177        11,240        15,976        35,183
                                           --------      --------      --------      --------
Loss from operations                           (533)       (6,789)       (8,179)      (17,995)
Interest income and other, net                  129          (100)          308           503
                                           --------      --------      --------      --------
Loss before provision for income taxes         (404)       (6,889)       (7,871)      (17,492)
Provision for income taxes                       13            25            38            71
                                           --------      --------      --------      --------
Net loss                                   $   (417)     $ (6,914)     $ (7,909)     $(17,563)
                                           ========      ========      ========      ========

Net loss per share                         $  (0.03)     $  (0.59)     $  (0.66)     $  (1.50)
                                           ========      ========      ========      ========

Shares used in computing
 net loss per share                          12,075        11,800        11,990        11,725
                                           ========      ========      ========      ========


See accompanying notes

                                OBJECTSHARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                               For the nine  months
                                                                 ended December 31,
                                                               ----------------------
                                                                 1997           1996
                                                               --------      --------
Operating Activities
Net loss                                                       $ (7,909)     $(17,563)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Research and development expensed on acquisition                  --         3,513
   Depreciation and amortization                                  1,207         3,455
   Changes in operating assets and liabilities:
      Accounts receivable                                          (261)        3,411
      Inventories                                                    84           138
      Other current assets                                          468           (90)
      Accounts payable and accrued liabilities                   (1,132)         (954)
      Accrued restructuring costs                                   118
      Deferred revenue                                             (146)         (116)
                                                               --------      --------
Net cash used in operating activities                            (7,571)       (8,206)

Investing activities
Purchase  business combination                                       --        (3,699)
Purchases of property and equipment                                 108        (1,466)
Maturities of marketable securities                               6,438        21,239
Purchases of marketable securities                                   --       (16,479)
Decrease (increase) in other assets                                  57          (228)
                                                               --------      --------
Net cash provided by (used in) investing activities               6,603          (633)

Financing activities
Proceeds from issuance of common stock, net of repurchases           18         1,127
                                                               --------      --------
Net cash provided by financing activities                            18         1,127

Effect of exchange rate changes on cash
  and cash equivalents                                              124          (128)

                                                               --------      --------
Net decrease in cash and cash equivalents                          (826)       (7,840)
Cash and cash equivalents at beginning of period                  7,418        14,367
                                                               --------      --------
Cash and cash equivalents at end of period                     $  6,592      $  6,527
                                                               ========      ========

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

        In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of the operations for interim periods presented. The operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 1998.

2.      Net Loss per Share

        Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares have been excluded from the computation as their effect would be antidilutive.

        In February 1997, the Financial Accounting Standards Board ("FAS") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (FAS 128). The Company has adopted FAS 128 this quarter.

        The impact of adoption of FAS 128 for the quarter ended December 31, 1997 will not change primary EPS as presented. The impact of FAS 128 on fully diluted EPS is not expected to be material.

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

        At December 31, 1997, all of the Company's debt securities were classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded in stockholders' equity. The cost of the securities is based upon the specific identification method.

                                OBJECTSHARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


4.      Restructuring Costs

        The Company has recorded restructuring charges in previous quarters of the fiscal year totaling $2,797,000 of which $1,678,000 was paid. The balance in the restructuring accrual at the start of fiscal 1998 was $1,067,000. In fiscal 1998, the Company accrued an additional $1,821,000, recorded a return of reserve residuals of $475,000 for events that were completed during the quarter, and paid $1,228,000 through third quarter of fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


        ObjectShare, Inc. (formerly ParcPlace-Digitalk, Inc.) is the object-oriented solutions provider for networking computing. ObjectShare offers complete client/server web application development tool sets for both Java and Smalltalk development. The Company's products support open computing, portability and industry standards for distributed and web-based enterprise computing. The Company also provides a comprehensive range of services including customer support, training, on-site assistance and consulting.

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



                                 Percentages of total net revenues for the
                                 -----------------------------------------
                                                                                  Percent Change
                                  Three months ended    Nine months ended      Of dollar Amounts
                                      December 31,          December 31,     1997 compared to 1996
                                    ---------------      ----------------    ---------------------
                                                                               Three      Nine
                                    1997       1996       1997       1996      months    months
                                    ----       ----       ----       ----      ------    ------
Net revenues:
    License                          41%        52%        37%        57%       (52%)      (68%)
    Service                          59%        48%        63%        43%       (25%)      (28%)
                                    ---        ---        ---        ---
Total net revenues                  100%       100%       100%       100%       (39%)      (51%)
Cost of net revenues:
    License                           8%        13%         8%        16%       (61%)      (73%)
    Service                          38%        32%        39%        27%       (27%)      (29%)
                                    ---        ---        ---        ---
Total cost of net revenues           46%        45%        47%        43%       (37%)      (46%)
                                    ---        ---        ---        ---
Gross margin:                        54%        55%        53%        57%       (41%)      (55%)
Operating expenses:
    Sales and marketing              28%        54%        41%        54%       (68%)      (63%)
    Research and development         20%        27%        26%        24%       (56%)      (47%)
    Acquired research and             0%         8%         0%        12%         0%         0%
    development
    General and administrative       20%        23%        24%        20%       (46%)      (43%)
    Restructuring costs              (4%)       27%        17%         7%        (8%)       21%
                                    ---        ---        ---        ---
Total operating expenses             64%       139%       108%       117%       (72%)      (55%)
                                    ---        ---        ---        ---
Loss from operations                (10%)      (84%)      (55%)      (60%)      (92%)      (55%)
Interest and other income, net        2%        (1%)        2%         2%       229%       (39%)
                                    ---        ---        ---        ---
Loss before income taxes             (8%)      (85%)      (53%)      (58%)      (94%)      (55%)
Provision for income taxes            0%         0%         0%         0%       (48%)      (46%)
                                    ---        ---        ---        ---
Net loss                             (8%)      (85%)      (53%)      (58%)      (94%)      (55%)
Gross margin:
    License                          80%        75%        77%        72%       (49%)      (66%)
    Service                          35%        33%        38%        37%       (20%)      (26%)

Net revenues

Total net revenues for the third quarter and first nine months ended December 31, 1997 were $4.9 million and $14.8 million, respectively, a decrease of 39% and 51%, respectively, from the comparable periods of fiscal 1997. The Company has experienced major decreases in revenues over the past few years, due in large part to the rising popularity of Java.

A new management team was installed at the end of the first quarter of fiscal 1998 to refocus key areas, including marketing, product development & services, sales and operations. These actions included leveraging and redirecting the Company's technology and consulting resources and revamping the marketing strategy to incorporate a more solutions-and services-oriented approach. Management believes that these actions are contributing to a revitalization of the sales organization and improvement in customer perceptions of the Company.

License revenues for the third quarter ended December 31, 1997 rose 18% over the second quarter, increasing to 41.2% of sales, up from 35%, of total revenues in the first quarter. License sales, particularly renewals, are often seen as a barometer of marketplace acceptance. Accordingly, the sales increase in this market segment in the third quarter is viewed by management as a validation of the new strategy, signaling a reversal of the downward sales spiral that the Company endured over the past few years. Compared to the third quarter of fiscal 1997, license income dropped $2.2 million to $2.0 million.

International sales remained strong in the third quarter, at $1.6 million, with a third of the Company's revenues coming from outside the United States. European sales efforts have experienced considerable success in integrated solutions marketing, in particular, with Unilever and other accounts.

Service and training revenues remained basically stable at $2.9 million for the third quarter, typically the slowest training period of the year due to the holiday season.

Cost of revenues

Cost of license revenues is primarily comprised of the cost of production of the Company's products and related royalties. Costs associated with license income decreased by more than two-thirds compared to the same period in fiscal year 1997 and decreased by 20% over the previous quarter, due in large part to decreased royalty and obsolescence costs. Combined with the impact of increased license volumes, improved license margins raised overall gross margins 350 basis points to revenue and $.264 million over the second quarter.

Cost of service revenues consists primarily of salaries, commissions, facility expenses, travel related expenses and advertising. Costs of service were higher on a percent to sales basis compared to the third quarter of fiscal 1997, rising from 32% to 38%, largely as a function of fixed administrative costs allocated against a smaller volume of service revenues which dropped $.957 million from the same quarter in fiscal 1997. Cost of sales for service was unchanged from the second quarter.

Operating expenses

Operating expenses, excluding restructuring costs, declined $5.7 million compared to the third quarter of fiscal year 1997 and were $1.3 million lower than the previous quarter. Over the last two quarters, revenue recovery and stabilization have allowed for reduction and normalization of operating expenses. The Company accrued $2.8 million in restructuring expenses in the second quarter to cover the costs associated with the sale of its French operations, reduce overhead and staffing levels in non-core development areas, facility move and consolidation and delayering of marketing management. All of the planned restructuring changes were executed during the second and third quarters, with the exception of the move of corporate offices into the new Irvine, California facility, which was completed in January.

The impact of the restructuring has taken effect, as the workforce was reduced to 107 as of December 31, 1997, a decrease of 82 since the start of the fiscal year. The operating loss for the quarter, without restructuring charges fell to $.708 million, an improvement of $3.9 million from $4.6 million in the third quarter of fiscal 1997 and an improvement of $1.5 million over the second quarter.

Sales and marketing expenses consisting primarily of salaries, commissions, travel-related expenses, and advertising, have declined by 33% over the second quarter to $1.4 million and dropped by $3.0 million over the same period of fiscal 1997. Marketing expenses are now at 28% of revenue, down from 44% in the second quarter and 54% in the third quarter of fiscal 1997, largely achieved through delayering of management and tightened marketing focus and strategic direction. Management believes that these ratios are more in line with the Company's current revenue base and will provide sufficient funding to capture and support chosen market targets.

Research and development expenses for the quarter dropped 26% from the second quarter to $1.0 million and were less than half of last year's 3rd quarter expense of $2.2 million reflecting significant manpower reductions. R&D expenses dropped to 20% to sales in the third quarter, down from 27% both in the second quarter and for the same quarter of fiscal 1997. Key technical personnel have been retrained and have been refocused to support the Company's strategic direction and customer requirements. Development has focused in the Smalltalk arena on the launch of VisualWorks 3.0, which was released, on time, in February, and in the Java development group on the new Parts for Java product which is still in development.

General and administrative expenses were also significantly reduced in the third quarter with completion of several restructuring tasks as expenses dropped $.224 million from the second quarter to $.988 million, a reduction of $.845 million over the third quarter of fiscal 1997. G&A expenses for the first nine months were $3.5 million, a drop of $2.6 million compared to fiscal 1997. G&A in the third quarter decreased to 20% to revenue, down from 26% in the second quarter and down from 23% in fiscal 1997.

Interest and other income (expense), net

Interest and other income (expense) was $129,000 in the third quarter of fiscal 1998 compared with a net expense of $100,000 in the third quarter of the prior year. Although it reflects an increase over the same period of fiscal 1997, the cash and marketable securities balances were lower. This occurs as a result of an extraordinary expense in fiscal 1997, totaling $250,000, in settlement of a securities class action lawsuit.

Provision for income taxes

Although the Company recorded losses for the third quarter and first nine months of both fiscal 1998 and fiscal 1997, it provided for foreign and local taxes of $13,000 and $38,000, respectively.

Restructuring Costs

The Company has recorded restructuring charges in previous quarters of the fiscal year totaling $2,797,000 of which $1,678,000 was paid. The balance in the restructuring accrual at the start of fiscal 1998 was $1,067,000. In fiscal 1998, the Company accrued an additional $1,821,000, recorded a return of reserve residuals of $475,000 for events that were completed during the quarter, and paid $1,228,000 through third quarter of fiscal 1998.


FACTORS AFFECTING FUTURE RESULTS

The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company's results in recent quarters are not necessarily indicative of future results and the Company believes that period-to-period, or year over year comparisons of its financial results should not be relied upon as an indicator of future performance.

Previous quarters were adversely affected by substantially lower license revenues, which the Company attributes to factors discussed above under "Results of Operations - Net Revenues". The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has received a substantial portion of its product orders in the last month of the quarter, with a concentration of such orders in the last week. Delays in the receipt of orders can therefore cause significant variations in quarterly license revenues. License revenues may also be affected by seasonal trends, as well as other factors.

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

The Company's recent stabilization of revenues and significant reductions in operating expenses has created a more stabile environment, with turnover of technical staff substantially lower in the third quarter than what was experienced in previous periods. Intense competition for qualified technical personnel continues to be a threat, in particular given the reduced size of the technical staff, however turnover is frequently a product of organizational stability and development focus which has clearly improved. A resumption of high turnover in the technical staff or inability to hire qualified personnel to support growth opportunities most likely would adversely affect the Company's business and results of operations.

While the Company's internal development staff is substantially smaller than in past years, limiting the Company's options in pursuing diversified research and development activities, a major contributing factor to the Company's difficulties in earlier years related directly to a lack of strategic focus and emphasis on execution in product development. Considerable vertical integration existed within the development groups in earlier years, with little utilization of strategic partnerships to leverage complementary technologies. This strategy has been reversed within the last two quarters with considerable emphasis placed on partnership arrangements with influential partners including IONA, Oracle and others, with the Company assuming more of a project integration management role as part of a systems solution selling strategy.

Partnership relationships are subject to complex contractual and operational relationships and require both technical and commercial sophistication, and are not always beneficial to all parties involved as each party brings their own technical and commercial strengths and weaknesses to the venture. However, the Company believes that the partnerships that have been entered into strengthen the firm's market reach and complement the Company's offerings.

The Company does not appear to have significant direct exposure to Asian market fluctuations as less than 5% of sales are to that region. Indirect impact to the Company, from the Asian market fluctuations, as a result of the direct impact to our customers is harder to predict and will vary from company to company.

The Company's products are not impacted by the year 2000 issue. Internal Company operating systems have been evaluated for year 2000 compliance and have been found to be non-compliant. An internal software selection and implementation project is expected to be complete no later than January 1, 1999. Cost of the transition is projected to be not material to the Company's operating results.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had cash, cash equivalents and marketable securities of $7.2 million and working capital of $3.2 million compared to $14.5 million and $8.1 million, respectively, as of March 31, 1997.

The Company used cash for operations of $7.5 million in the first nine months of fiscal 1998, which included a net loss of $7.9 million and a decrease in accounts payable, accrued liabilities, and deferred revenue of $1.3 million, partially offset by depreciation and amortization of $1.2 million.

Although the Company is unable to state whether it has adequate resources to sustain its present level of operations for any particular periods of time, management believes that its existing balances of cash, cash equivalents, and marketable securities, in combination with possible further reductions in operating expenses, will be sufficient to meet its cash requirements for continuing its core business at least through fiscal 1998.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The exhibit listed below is filed herewith as part of this report.

      27   Financial Data Schedule

B) Reports on Form 8-K:

      No reports on Form 8-K were filed during the three months ended December 31, 1997.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 13, 1998

OBJECTSHARE, INC. a
Delaware Corporation



By: /s/ GLENN J. BROWN
   --------------------------------------
   Glenn J. Brown
   Vice President and Chief Financial
   Officer (on behalf of the Registrant
   and as principal financial officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
------------      -----------
Ex-27          Financial Data Schedule