Form 10-K
period 1998-03-31
OBJECTSHARE INC
filed 1998-06-29
CIK 916354

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]         Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the fiscal year ended MARCH 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 833-1122

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                (Title of class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes X     No_____

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on June 22, 1998, as reported by Nasdaq was $ 23,759,387. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of June 22, 1998, the registrant had outstanding 12,254,595 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Parts of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement"), which shall be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end, are incorporated by reference in Part III of this Form 10-K Report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

1a.  GENERAL

           ObjectShare, Inc. ("ObjectShare" or the "Company") develops, markets and supports fully object-oriented application development tools for use in development of distributed client/server/web applications. The Company also provides a comprehensive range of services, including customer support, training and consulting as integral components of a complete solution. The Company's primary products are VisualWorks, VisualWave and Distributed Smalltalk, which are application development environments ("ADEs") based on the Smalltalk programming language, and PARTS for Java, a visual programming environment based on the Java programming language. VisualWorks, the Company's primary ADE, provides a powerful visual programming environment that enables programmers to develop, deploy, and maintain applications ranging from workgroup and departmental applications to complex enterprise-wide mission-critical client/server applications. VisualWorks applications are portable across multiple platforms. VisualWave is an extension of the VisualWorks environment that allows a VisualWorks application to be enhanced for deployment on the Internet. The Company's Distributed Smalltalk ("DST") tool set, when used in conjunction with VisualWorks or VisualWave, provides a proven architecture for developing mission-critical, enterprise-wide distributed applications. PARTS for Java is a complete ADE for creating Java applets and applications.

           The Company changed its name to ObjectShare, Inc. from "ParcPlace-Digitalk, Inc." in September 1997. ParcPlace-Digitalk, Inc. was formed by the merger of ParcPlace Systems, Inc. with Digitalk, Inc. in August 1995. ParcPlace Systems, Inc. was organized in 1988 in cooperation with Xerox Corporation to commercialize object-oriented technology. The Company acquired ObjectShare Systems, Inc. in July 1996 and Polymorphic Software, Inc. in October 1996. The Company acquired rights to the trademark "ObjectShare" in the acquisition of ObjectShare Systems, Inc., but the adoption of the name "ObjectShare" as the Company's name was not otherwise related to the acquisition transaction.

           This Form 10-K includes a number of forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results and financial position to be affected negatively as events unfold in the market for the Company's products. These events include, but are not limited to, the risks inherent in the development and marketing of relatively new technologies, and the Company's ability to deliver competitive products, retain key employees and maintain sufficient sales revenue to fund ongoing research and development. The Company will not update or revise any such forward-looking statements to reflect events or circumstances that may arise after this report is filed and that may have an effect on the Company's overall performance. A more thorough discussion of these factors is presented in Section 1.b "Risk Factors" and elsewhere in this report.

BACKGROUND

    OBJECT ORIENTED APPLICATION DEVELOPMENT

           Object-oriented application development represents a widely accepted approach to develop software applications. The basic concept of object-oriented technology is to construct software in terms of objects, which are independent modules that can be modified independently from each other, reused in new applications, and reused and extended to create new objects. Thus, object-oriented technology can offer substantial productivity gains by enabling programmers to reuse more of their application code in developing new applications or adding new functionality to existing applications. Because new functions can be added incrementally without changing existing objects, applications developed using object-oriented programming are also more easily maintained without risking the integrity of the entire system. The reusability of tried-and-tested objects results in higher-quality code and reduced maintenance requirements. Since independent objects can be combined to form new objects, a complex system can be created from simpler sub-structures. These characteristics of object-oriented systems make them well suited for the complexity of larger-scale systems, such as those needed to support enterprise-wide mission-critical business applications.

           Smalltalk is a pure object-oriented programming language. As a pure object-oriented language, Smalltalk provides all of the intended benefits of object programming: direct business modeling, an easy-to-learn syntax, rapid development of new objects, incremental changes to existing objects, and easy and safe reuse of objects. Such benefits make Smalltalk generally more suitable to corporate application development than object-based extensions of other programming languages, such as C++, which is an object-oriented extension of C. Both C and C++ are too complex and low level to provide a pragmatic solution for the vast majority of corporate applications. In addition, although the C++ language provides for object orientation, it allows programmers to revert to procedural programming techniques, thereby potentially limiting the benefits of object-oriented programming.

           Java is also an object-oriented programming language, and is being used primarily for development of Web-based applications. Although Java does not yet have the extensive class libraries, server capability, or testing and deployment in corporate applications that Smalltalk, particularly in the Company's implementation, has, Java has achieved extremely rapid and broad acceptance.

    CLIENT/SERVER/WEB COMPUTING

           In recent years, many organizations have moved their information systems from mainframe and mini-computer based architectures to distributed client/server computing environments. Client/server systems typically consist of multiple desktop PC and workstation clients linked in a network to one or more high-performance servers. This computing architecture has several benefits: (i) client/server computing enables end-users to access and share enterprise-wide data and applications, (ii) additional clients, servers and other computing resources can easily be added to the network in cost-effective increments and
(iii) because of the distributed nature of client/server systems, organizations can improve the overall effectiveness of their computing resources by appropriately distributing application logic, processing and data among clients and servers.

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

THE OBJECTSHARE SOLUTION

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

           Comprehensive Service and Support. The Company believes that service and support is a critical factor for customer success. The Company offers comprehensive customer service, training, support, and on-site assistance and consulting as integral components of its overall customer solution. The Company's training and consulting personnel assist customers in becoming productive quickly, setting up a development infrastructure appropriate to customer requirements and the implementation of object-oriented technology, and provide ongoing support of deployed applications and enterprise-wide distributed computing solutions.

PRODUCTS

           The Company offers a line of object-oriented application development tools for the client/server/web and distributed computing markets. The Company's primary products are VisualWorks, VisualWave, Distributed Smalltalk ("DST"), related products based on the Smalltalk programming language, and PARTS for Java, which is based on the Java programming language. This family of object-oriented application development environments provides the following significant customer benefits:

Improved Information Systems Productivity. The Company's products are designed to increase the productivity of IS organizations by reducing the overall effort required to develop and maintain an application.

       - Reduced Development Effort. True object-oriented development environments allow programmers to take advantage of code reuse, prototyping of partial systems and incremental development. By fully adhering to the concepts of true object-oriented programming, the Company's software tools can reduce the time and resources required to develop an application when compared to structured programming languages.

       - Reduced Maintenance Effort. Because the Company's development tools allow objects to be developed and tested independently and applications to be modified by adding new objects incrementally, applications can be more easily maintained without risking the integrity of the entire system. In addition, changes made to an original object are immediately made available to every application or applications using that object, thereby speeding maintenance and enhancement.

Enterprise-Wide Capability. The Company's products enable customers to develop mission-critical applications that operate throughout the enterprise.

       - Portability. The Company's products provide a solution to the heterogeneous computing environments prevalent in most large organizations today. Applications written in VisualWorks are instantly portable across the most commonly used client and server platforms.

       - Scalability. Scalability refers to the size and complexity of applications that can be developed. The Company's products provide for the development of fully scalable applications ranging from workgroup or departmental applications to enterprise-wide, mission-critical applications deployed on complex networks with thousands of users in multiple locations.

       - Development for Client/Server/Web Computing. The architecture of the Company's products enables customers to develop applications for the server, the client, or the Web. The products accommodate flexibility in computing architectures, and allow the developer to adjust the distribution of data, presentation and applications among clients, servers and the Web, depending on the requirements of the business function being implemented.

       - Development for Distributed Computing. By combining the application development capabilities of VisualWorks and the distributed component technology of DST, the Company provides a toolset and architecture for developing mission-critical, enterprise-wide distributed applications for the Internet. In a distributed computing architecture, the processing of various application tasks is distributed across network systems, rather than being centralized in a specific location. This model of distribution enables corporations to improve efficiency and performance of the overall enterprise network by leveraging the computing power of multiple systems for a given task, either with systems that would be otherwise underutilized or with systems that are geographically closer to the user.

           Following is a description of the Company's products:

    VISUALWORKS AND ADD-ON PRODUCTS FOR VISUALWORKS

VisualWorks is a robust application development environment for corporate developers building client and server applications. It includes these key features:

       - The ObjectShare Smalltalk language and its extensive class library, and a full set of integrated development tools, providing all the benefits of true object-oriented programming.

       - Instant, zero-cost portability across PC (Windows, Windows NT and OS/2), UNIX, and Macintosh platforms. VisualWorks' compiler architecture enables deployment across platforms without any reprogramming or recompiling.

       - A Database Application Creator that allows developers to create basic database applications without any Smalltalk or SQL programming. The Database Application Creator includes an "ObjectLens" that allows developers to combine relational database systems with object-oriented programming technology for client and server applications, a "Visual Data Modeler" that allows developers to manipulate database schemas and relationships between databases and applications, and other capabilities for rapid database application development.

       - A GUI builder that enables developers to create user interface specifications using a visual "paint-and-build" approach. The GUI builder includes a "ChameleonView" feature that lets developers preview the look of their application on multiple platforms.

       - A Reusable Application Framework used to generate a working prototype application from the user interface specification.

       - The ability to develop applications that reside on servers and run without client user interfaces.

       -   The capability to perform multi-threading operations.

VisualWorks Advanced Tools provides a variety of specialized Smalltalk-based tools to optimize applications. These tools include browsers, allocation and time profilers, a parser compiler, a class reporter, and a benchmark facility.

VisualWorks Business Graphics is a data presentation tool for building and incorporating business graphics into applications developed using VisualWorks.

VisualWorks Database Connect products provide the additional code necessary to connect VisualWorks to Oracle, Sybase and DB2 relational databases. Because VisualWorks has an open Application Programming Interface (API) for drivers, additional connections can be made to other databases.

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

    VISUALWAVE

VisualWave Development Environment ("VisualWave") is an object-oriented development tool for creating applications that operate across the Web, either on an internal "intranet" or over the Internet. VisualWave includes the same object-oriented application development features as VisualWorks but also includes a set of advanced tools for creating a Web application. End-users can interact with the application through the Web using a Web "browser" such as Netscape Navigator or Microsoft Internet Explorer connected to a VisualWave Internet Application Server. Unlike most Web tools, which provide only for broadcasting of static information or simple interaction via forms, VisualWave allows end-users to connect through the Web to a dynamic application, fully integrated with client/server systems. VisualWave offers the following features:

       - Graphical tools that provide automatic generation of the Web interface and allow developers to incorporate dynamic graphics into their applications.

       - Session management, enabling a true two-way dialog between the end-user and the application.

       -   A personal Web server for testing Web applications before deployment.

       -   Support for most Web servers and browsers.

       -   A full-featured object-oriented application development environment.

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

    DISTRIBUTED SMALLTALK

Distributed Smalltalk ("DST") is a powerful development tool for building multi-tiered distributed applications, is designed to help developers build enterprise-wide solutions for client/server-based environments. Fully integrated with VisualWorks, DST provides application frameworks for the development of multi-tiered client/server applications. DST combines the Common Object Request Broker Architecture (CORBA) implementation, powerful testing and tuning tools, reusable frameworks, and an open and flexible architecture in the development of distributed applications.

    OTHER PRODUCTS FOR USE WITH VISUALWORKS AND VISUALWAVE

ENVY/Developer for VisualWorks and ENVY/Developer for VisualWave are component management environments that are fully integrated with the VisualWorks and VisualWave development environments. ObjectShare is a reseller of ENVY/Developer, which is provided by a third party. ENVY/Developer facilitates application development by a group of developers. It also assists with incremental application development and provides a complete history of an application's development. The product includes a version control feature that helps manage the software development process and a configuration management feature that allows a developer to configure an application by specifying particular objects to be included.

    JAVA PRODUCTS

PARTS for Java, which is offered in Professional, Standard and Lite versions is a complete application development environment that furnishes end-to-end productivity in the creation of distributed Java applets and applications. All versions offer the following features:

       -   Drag-drop- and-wire visual programming.

       - Full support for assembly of JavaBeans, which is a reusable software component, into new applications.

       -   The ability to choose the compiler and runtime environment.

       - Support for CORBA and Remote Method Invocation (RMI), for use in distributed or network applications.

       - Powerful tools for developing client/server/web solutions: a browser for browsing and editing source code and class hierarchies; an open tool set for selecting compilers and other tools; and an editor for creating and maintaining selecting compilers and other tools, and for creating and maintaining Java classes.

         PARTS for Java is shipped with jKit/Grid and jKit/GO. jKit/Grid is a set of Java components that provide powerful grid, table and hierarchical to enable UIs for Java applets and applications. jKit/GO provides a rich Java framework for graphic objects. jKit/GO lets developers applets and applications go beyond text, tables, lists, and buttons. With jKit/GO developers can build graphical applications on a well-designed framework of reusable components, including graphic objects, tools, and visual handles. jKit/Grid and jKit/GO allow developers to make applications more visually appealing, more usable, and to produce them more efficiently.

        PARTS for Java Professional provides integrated version control and configuration management, allowing projects and files to be stored in PVCS repositories; automated support for the creation of database applications using Java Data Base Connectivity (JDBC); and support for Active/X.

         The Company distributes the PARTS products through its direct sales force and select resellers, and, to a limited extent, through retail sales channels and over the Web.

    VISUALSMALLTALK ENTERPRISE

         In February 1997, as part of its restructuring effort, the Company announced that it would not continue to enhance VisualSmalltalk Enterprise and related products. The Company will continue to provide support to current licensees of VisualSmalltalk Enterprise.

PROFESSIONAL SERVICES AND SUPPORT

         To help ensure successful development of mission-critical business applications, ObjectShare provides its customers with a full range of professional services and support. The Company's training programs, consulting services and technical support complement the Company's object-oriented application development tools, allowing the Company to provide a complete solution for corporate application developers seeking the benefits of object-oriented technology. Charges for training, consulting and support are not bundled with license fees. As of March 31, 1998, the Company had 30 employees providing training and consulting services and 15 providing customer support.

           In addition to the on-line and printed documentation provided with its products, ObjectShare offers extensive training to its customers. The Company offers courses focusing on the concepts of object-oriented programming, as well as courses in the use of the Company's application development environments, add-on tools, and developer productivity tools.

           For customers requiring experienced object-oriented developers, the Company offers consulting services. The Company provides both short-term and long-term project assistance at customer sites to help ensure a project's success and an accelerated transfer of skills. In addition, the Company offers ObjectSupport, a technical support service that includes a hotline to technical support engineers, and an Internet service which allows customers with support to search for answers to common questions and problems.

STRATEGIC RELATIONSHIPS

     Overview

           ObjectShare has established a number of strategic relationships with management consultants, system integrators, and computer system and software providers. The Company believes that its relationships with other product and service providers for client/server computing will encourage and reinforce the decision by corporations to entrust their strategic mission-critical applications to the Company's products. The Company has strived to establish strategic alliances to make object-oriented technology a clear choice for large organizations, and to make the ObjectShare Smalltalk language a standard and safe choice.

           Management Consultants and System Integrators. ObjectShare has marketing, training, reselling and development relationships with leading management consultants and system integrators that help corporations reengineer their business models and implement client/server computing solutions. As facilitators for many customers migrating to client/server architectures and object-oriented technology, management consultants and system integrators help to encourage use of the Company's products. In addition, as these service providers gain experience with object-oriented technology and expand their own class libraries, they may be able to offer customized solutions to their clients at prices competitive with prepackaged software solutions. The Company has strategic relationships with organizations such as: American Management Systems, Andersen Consulting, Arbor Intelligence, Cambridge Technology, Computer Sciences Corporation, Gemini Consulting, Intelligent Environments, MCI Systemhouse, Morgan, Parker, Johnson, Object Wave, and SPL Worldgroup. It has also established technology partnerships with organizations such as Rational, Arbor Intelligence, Intersolv, Oracle, Applied Reasoning, IC&K, and Unisys. We collaborate on projects, cross sell products, and services, etc. These relationships are non-exclusive, are not all subject to written agreements and may be discontinued at any time.

           Computer System and Software Providers. ObjectShare has established development, marketing and reseller relationships with many computer system and software providers. These companies have large sales organizations dedicated to providing companies with the computing hardware and database technology necessary to migrate to client/server architectures. Because organizations considering a change to client/server and object-oriented technologies typically seek counsel from their computer system and software providers, it is important that these providers are familiar with and understand the Company's technology and its benefits. In addition, by forming strategic relationships with these companies, ObjectShare benefits from their established industry leadership positions, sales presence and technology. The Company has such relationships with the following companies: Digital, Gemstone, Hewlett-Packard, IBM, Informix, Mercury Interactive, Object Design, Oracle Corporation, and Sun Microsystems. These relationships are non-exclusive, are not all subject to written agreements and may be discontinued at any time.

SALES AND MARKETING

           The Company markets its products to large business and governmental organizations, both domestic and international. To address the range of sales opportunities, the Company relies on the coordinated efforts of its direct sales force and system engineering personnel, as well as on distribution agreements with a limited number of authorized domestic VARs and resellers. The Company also has international distribution arrangements covering Europe, Southeast Asia, South America, Australia, South Africa, Israel and the Pacific Rim. As of March 31, 1998, the Company's sales and marketing organization consisted of 23 employees in the United States, the United Kingdom, Germany and Japan.

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

           As of March 31, 1998, the Company's product development staff consisted of 23 employees. The Company's total expenses for research and development, including capitalized software development costs, for fiscal years ended March 31, 1998, 1997, and 1996 were and $4.6 million, $8.9 million, and $10.3 million, respectively, representing 23%, 24%, and 21% of net revenues for each fiscal period.

EMPLOYEES

           As of March 31, 1998, the Company had 112 full-time employees, consisting of 23 in product development, 23 in sales and marketing, 21 in finance and administration, 15 in customer support, and 30 in training and professional services. No employees are covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good. The future success of the Company depends in a large part on its ability to attract and retain qualified personnel. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's ability to deliver new products and generate license and associated revenues, thereby affecting the Company's operating results and financial condition. The Company maintains competitive compensation, benefits and equity participation programs. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to attract and retain qualified personnel in the future.

           In September 1997, as part of a restructuring to bring its operating expenses in line with current and projected revenues, the Company reduced its total headcount by approximately 30 people, including employees and contractors, down to 112 at March 31, 1998.

1b.  BUSINESS RISKS

           In addition to the other information set forth in this report, the following are certain risks that should be considered with regard to the Company and its common stock.

LACK OF ACCEPTANCE OF SMALLTALK

           The Company's application development tools are largely based on the Smalltalk programming language. The Company believes that it must expand its offering of products and services beyond its traditional Smalltalk base due in large part to corporate users' reluctance to make new or additional investments in Smalltalk-based applications. This reluctance correlates to the perception that Java has emerged as the leading programming language for future object-oriented application development, and was compounded by the Company's operational difficulties from fiscal 1996 through the first half of fiscal 1998. The losses caused customers to become concerned about the Company's ability to continue to maintain, support and enhance its product line. Because the Company is a leading vendor among a small number of vendors providing Smalltalk-based tools, such concerns exacerbated customer reluctance to make investments in the Parts for Java-Professional Edition Smalltalk programming language generally, and the Company's products in particular. In addition, use of the Company's Smalltalk-based products requires user-organizations to make a substantial investment in the retraining of programmers, which can be expensive and can reduce the productivity of programmers during the training period, or to hire experienced Smalltalk programmers, which are in scarce supply. The Company believes that Smalltalk continues to provide certain significant advantages over competing programming languages, but if these advantages are not recognized by corporate users as having sufficient value to their organizations, the downward trend in sales of Smalltalk-based application development tools may continue, which would have a material adverse effect on the Company's results of operations. In recognition of these factors, Java-based tools such as Parts for Java-Professional Edition and the multi-lingual services solution strategies were developed and are being implemented.

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

 RESTRUCTURING CHARGES AND MERGER RELATED COSTS

         Restructuring and merger related expenses reflect charges recorded in connection with the restructuring of operations in the second quarter of fiscal 1998, and in the third and fourth quarters of fiscal 1997, and expenses incurred as a result of the merger of with Digitalk, Inc. in the second quarter of fiscal 1996. In the restructurings, the Company reduced its total headcount by an aggregate of approximately 160 people, including employees and contractors, down to 112 at March 31, 1998. These actions were taken in an effort to reduce the Company's ongoing operating expenses. The Company recorded restructuring charges in the second quarter of fiscal 1998 of $2.6 million and in the third and fourth quarters of fiscal 1997 of approximately $2.2 million and $3.0 million, respectively, to cover severance benefits, the closing of excess facilities, write-down of acquired intangible assets related to discontinued products, and the write-down of excess computer equipment and office furniture.

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

           In particular, the market for the Company's products has been adversely affected by the emergence of Java as the dominant language for developing web-based client applications. Many of the Company's customers have chosen to evaluate the capabilities of Java-based products before making additional investments in the Company's products, which has had a direct adverse impact on license revenues. Also, the growth of the Internet as a means of communicating information about competitive products has shortened the average development cycle for the Company's products and the average life cycle for the Company's products. This has caused an increase in competition in the market for the Company's products and a requisite increase in development expenses as the Company strives to release products on a shorter cycle with significant additional functions. The failure of others to develop or enhance technologies that are critical to broad public acceptance and use of the Internet may also affect the Company's ability to market its products for Internet application development. These factors also helped to influence the need for the Company to provide Java-based development tools to remain competitive.

COMPETITION

           The market for application development tools for large-scale client/server/web computing environments is intensely competitive and the Company expects competition to continue to increase. The Company's competitors include a broad range of companies that develop and market tools and languages for software application development, including IBM (whose competing offerings include a development environment based on Smalltalk and another based on Java), Borland, Forte, Informix, Microsoft, Oracle, Sun Microsystems, Sybase and Symantec. Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. Moreover, these companies may produce additional products competitive with those of the Company and there can be no assurance that the Company could compete effectively with such products. In particular, several competitors have introduced entry-level Java-based application development environments, which may, for the near term, satisfy the requirements of a significant number of corporate users who are beginning to develop applications in Java.

           The principal competitive factors affecting the market for the Company's products include product functionality, quality and reliability, the timing of product introductions, customer support and price. Based on a combination of these factors, the Company believes that it will have to incorporate significant additional functions in a relatively short period of time for its products to remain competitive. There can be no assurance that the Company will be able to do so or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors and by new companies entering the market.

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

           The Company provides its products to end-users primarily under "shrink-wrap" license agreements, which could be held unenforceable in whole or in part in various jurisdictions. The Company makes a portion of its source code available to its customers, which increases the likelihood of misappropriation or other misuse of the Company's products.

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

DEPENDENCE ON THIRD-PARTY RELATIONSHIPS

           In its product offerings, ObjectShare uses certain products and technologies of various third-party software developers, including both complete products offered as extensions of the Company's product line and technology used in the enhancement of internally developed products. Such products and technologies are obtained from the third-party providers under contractual license agreements, which in some cases are for limited time periods and in some cases provide that such licenses may be terminated under certain circumstances. There can be no assurances that the Company will be able to maintain adequate relations with these third-party providers, that these third-party providers will commit adequate development resources to maintain these products and technologies, or that the license agreements that are for limited time periods will be renewed upon termination. ObjectShare has established a number of strategic relationships with management consultants, system integrators, and computer system and software providers. These companies provide software development, marketing, reselling, and training services that the Company believes are important to its existing and future business. These relationships are non-exclusive and may be discontinued at any time.

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

MANAGING A CHANGING BUSINESS; BUSINESS COMBINATIONS

           Since its inception, the Company has experienced changes in its operations which have placed significant demands on the Company's administrative, operational, and financial resources. The Company has experienced both rapid growth and substantial downturns, which have caused extreme stresses on the organization, both in the immediate term and in the longer term. In recent years, the Company has implemented a number of restructurings and reductions in its workforce, including most recently a restructuring in September 1997. As a result, the Company has incurred a number of risks associated with its reduced operating size and capabilities. These risks include an increased sensitivity to employee turnover, with a greater likelihood that turnover would have a significant negative effect on the Company's operations, potentially causing delays in product delivery schedules; a reduced ability to pursue diversified research and development efforts, particularly for projects that are not profitable in the near term; and the need for the Company to effectively manage dramatically changing operations.

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

INTERNATIONAL OPERATIONS

           Approximately 31%, 32%, and 31% of the Company's net revenues for the years ended March 31, 1998, 1997, and 1996, respectively, were attributable to international sales. The majority of international revenues to date have been derived from license revenues. International sales are made primarily through distributors, and are therefore largely dependent on the efforts of these third parties. Other risks associated with international operations include tariff regulations and requirements for export licenses, customer or governmental requirements for local-language versions of products; unexpected changes in regulatory requirements; longer accounts receivable payment cycles; difficulties in managing international operations; potentially adverse tax consequences; economic and political instability; restrictions on repatriation of earnings; foreign exchange translation and transaction exposure; and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial position, and results of operations.


1c. EXECUTIVE OFFICERS

           Pursuant to General Instruction G(3) to Form 10-K, the information regarding executive officers that is otherwise required to be included in Item 10 is set forth in this Item 1 so that, in reliance on Instruction 3 to Item 401(b) of Regulation S-K, it need not be included in the Proxy Statement.

           Eugene L. Goda, 62, joined the Company as President and Chief Executive Officer, and Chairman of the Board, on June 10, 1997. From November 1995 until joining the Company, Mr. Goda was a consultant and private investor. From October 1991 to October 1995, Mr. Goda served as CEO of Simulation Sciences, Inc., a software company that develops and markets simulation tools. From July 1989 to September 1991, he served as CEO of Meridian Software Systems, a systems software provider. He is also a director of Powerwave Technologies, Inc.

           Glenn J. Brown, 42, joined the Company as Vice President and Chief Financial Officer in January 1998. From 1987 until joining the Company, he held various positions with Lucas Aerospace, a division of LucasVarity, an aerospace system supplier, including Group Vice President of Finance, Director of Financial and Business Development, and Vice President and General Manager of Customer Support.

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

ITEM 2. PROPERTIES

           The Company's corporate headquarters are located in Irvine, California in an 11,600 square foot facility occupied under a lease expiring in 2000. The Company also leases facilities and offices in Sunnyvale, California, and in Illinois, Maryland, New Jersey, Oregon, Virginia, Germany, Japan, and the United Kingdom. As part of its restructuring in fiscal 1998, the Company terminated the leases on several sales and engineering offices and moved its headquarters to Irvine, California. The Company believes that its existing facilities will be adequate to meet its needs through at least fiscal 1999.


ITEM 3. LEGAL PROCEEDINGS

           During fiscal 1997, the Company and its insurers agreed to settle a securities class action lawsuit filed against the Company and certain of its officers and directors on October 11, 1995, in the U.S. District Court for the Northern District of California. Under the terms of the settlement, a settlement fund of $3.1 million was established, of which $2,850,000 was paid by the Company's insurers and $250,000 was paid by the Company. The amount paid by the Company is included in interest and other income (expense) for fiscal 1997. Although the Company believes that it would have prevailed on the merits if the suit had proceeded to trial, the Company determined to settle the lawsuit in order to avoid the expense and distraction of litigation.

           The Company may be subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse affect on the Company's consolidated results of operations or consolidated financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year covered by this report.



                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock trades on the Nasdaq National Market under the symbol "OBJS". The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by Nasdaq.

                                                                                   High            Low
                                                                                   ---------      ---------
         FISCAL 1998
         First Quarter                                                             $  1 9/16      $  1
         Second Quarter                                                            $  1 3/8       $    31/32
         Third Quarter                                                             $  1 5/16      $    1/2
         Fourth Quarter                                                            $  2 15/16     $    5/8

         FISCAL 1997
         First Quarter                                                             $ 14 5/8       $  8
         Second Quarter                                                            $  9 3/8       $  3 5/8
         Third Quarter                                                             $  4           $  2 1/4
         Fourth Quarter                                                            $  2 1/2       $  1 3/16

The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

At March 31, 1998, there were 237 stockholders of record. Due to the large number of shares held in street name by the Company's stockholders, the Company is unable to estimate the number of beneficial stockholders.

ITEM 6. SELECTED FINANCIAL DATA

           The following selected consolidated financial data is derived from the Company's audited consolidated financial statements. This data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                            SELECTED CONSOLIDATED FINANCIAL DATA
                                                                    Year Ended March 31,
                                              ---------------------------------------------------------------
                                                1998          1997           1996         1995        1994
                                              ---------     ---------     ---------     --------     --------
                                                    (Dollars in thousands, except per share data)
For the year:
Net revenues .............................    $ 20,240      $ 37,286      $ 49,610      $ 55,668     $ 41,723
Income (loss) from operations ............    $ (7,864)     $(23,110)     $(11,597)     $  4,257     $  4,591
Net income (loss) ........................    $ (7,582)     $(22,480)     $(10,396)     $  4,564     $  4,344
Net income (loss) per share:
  Basic ..................................    $  (0.63)     $  (1.91)     $  (0.98)     $   0.47     $   0.46
  Diluted ................................    $  (0.63)     $  (1.91)     $  (0.98)     $   0.38     $   0.42
Shares used in computing net income (loss)
per share:
  Basic ..................................      12,022        11,775        10,725         9,653        9,527
  Diluted ................................      12,022        11,775        10,725        12,104       10,281
Increase (decrease) in net revenues ......       (45.7)%       (24.8)%       (10.9)%        33.4%       104.2%
Net revenues per employee ................    $    139      $    148      $    146      $    176     $    177
At year end:
  Cash, cash equivalents and
  marketable securities ..................    $  5,734      $ 14,456      $ 28,231      $ 33,295     $ 33,595
Working capital ..........................    $  3,420      $  8,108      $ 27,701      $ 35,368     $ 32,648
Total assets .............................    $ 13,255      $ 23,872      $ 47,302      $ 54,119     $ 47,134
Long-term debt ...........................    $     --      $     --      $     --      $     --     $    357
Stockholders' equity .....................    $  4,792      $ 12,272      $ 33,504      $ 37,463     $ 31,508
Number of employees ......................         112           180           323           356          275
Key ratios:
Current ratio ............................         1.4           1.7           3.0           4.0          4.1
Return on sales ..........................       (37.5)%       (60.3)%       (21.0)%         8.2%        10.4%
Return on average assets .................       (40.8)%       (63.2)%       (20.5)%         9.0%        14.5%
Return on average stockholders' equity ...       (88.9)%       (98.2)%       (29.3)%        13.2%        28.2%



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of the federal securities laws. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of various factors, including those set forth below and in Item 1b under the caption "Business Risks", and elsewhere in this report. The Company assumes no obligation to update the forward-looking information or the factors listed below or Item 1b to reflect actual results or changes in the factors affecting such forward-looking information.

OVERVIEW

         ObjectShare, Inc. develops, markets, and supports object-oriented application development tools for the client/server/web computing market. The Company also provides customer support, training, on-site assistance, and consulting services. Headquartered in Irvine, California, the Company maintains offices across the United States, internationally in Germany, Japan, and the United Kingdom, and a network of distributors worldwide. License revenues in fiscal 1998 were generated primarily by the Company's VisualWorks, VisualWave, Distributed Smalltalk and VisualSmalltalk Enterprise products. These products comprise a family of object-oriented application development environments based on the Smalltalk programming language. In addition, the Company offers Parts for Java, a Java-based component, integrated development environment (IDE) introduced in the second quarter of fiscal 1997 and now in it's second generation.

         A new management team was installed at the end of the first quarter of fiscal 1998 to refocus key areas, including marketing, product development and services, sales and operations. These actions included leveraging and redirecting the Company's technology and consulting resources and revamping the marketing strategy to incorporate a more solutions and services-oriented approach. Management believes that these actions contributed to a revitalization of the Company's sales and sales organization and improvement in customer perceptions of the Company.

         The Company returned to profitability in the fourth quarter of fiscal 1998 with net income of $327,000 on sales of $5.4 million, or $0.02 per share, fully diluted. The profit represents a significant improvement over the same period in fiscal 1997 when the Company lost $4.9 million ($0.42 per share) on over $7.2 million in sales, and also a significant improvement over the third quarter loss of $0.03 per share. The fourth quarter's results yielded a 27% annualized return on equity, and generated the first operating profit produced by the Company in twelve quarters.

Fiscal 1998 losses were 66% lower at $7.6 million ($0.63 per share) on sales of $20.2 million, compared with $22.5 million loss ($1.91 per share) on sales of $37.3 million in fiscal 1997. Of the $7.6 million loss, approximately $7.5 million was generated in the first half of the fiscal year prior to the installation of new management.

NET REVENUES

                                     Year Ended March 31,
                        ------------------------------------------------
(Dollars in thousands)    1998    Change      1997     Change      1996
                        -------    ---      -------     ---      -------
License                 $ 8,172    (59)%    $20,148     (36)%    $31,667
Service                  12,068    (30)%     17,138      (4)%     17,943
                        -------             -------              -------
Net Revenues            $20,240    (46)%    $37,286     (25)%    $49,610
                        -------             -------              -------


      ObjectShare's fiscal 1998 worldwide net revenues decreased 46% from the previous fiscal year with license revenues down 59%, from the previous year. The Company believes that the decrease in sales from fiscal 1997 to fiscal 1998 was due largely to events occurring in fiscal 1997 that affected results for fiscal 1998, including:

       - Termination of the VisualSmalltalk Enterprise (VSE) product line in fiscal 1997;

       -   Elimination of runtime license fees in fiscal 1997;

       -   Lack of new releases in the core VisualWorks product line;

       - Customer concern over the viability of the Company in light of three years of declining sales and losses, led to significant gains from competitors entering the Smalltalk market, including IBM; and

       - Growing customer perception of the Smalltalk programming language as an academic/specialty niche tool, correlated to the emergence and popularity of Java.

License revenues, declined during the first half of fiscal 1998, but stabilized during the third quarter and grew significantly in the fourth quarter with the commercial success of VisualWorks 3.0. License sales increased 31% over the third quarter, rising to 49% of total revenues for the fourth quarter. At March 31, 1998, the Company has significant firm orders from customers including Bell Atlantic, Unilever, Sprint, and the US Government, with no single order exceeding $400,000.

Service revenues in fiscal 1998 and 1997 declined 30% and 4%, respectively, due to both reduced demand for training and consulting, which is largely driven by sales of development environments and the emergence of Smalltalk-oriented, consultancies that specialized in custom application/solution development, in particular industries. These factors were partially offset by increases in international training and consulting and worldwide support revenues.

International revenues for fiscal 1998, 1997, and 1996 were $6.2 million, $11.9 million, and $15.5 million, respectively, representing 31%, 32%, and 31%, respectively, of net revenues. International revenues consist primarily of U.S. export sales and European training and consulting. The 48% decrease in international revenue in fiscal 1998 was due primarily, to the sale of our French subsidiary in mid year. The 23% decrease in international revenues in fiscal 1997 was due to a substantial decline in revenue in Canada and relatively flat revenue in other international territories, which the Company attributes to the same factors affecting license and service revenues discussed above.

COST OF NET REVENUES

                                   Year Ended March 31,
                        ---------------------------------------------
(Dollars in thousands)    1998    Change      1997    Change    1996
---------------------------------------------------------------------
Cost of license
 revenues                $ 1,626   (71)%    $ 5,537     (5)%  $ 5,814
Percentage of
 license revenues           19.9%              27.5%             18.4%
Cost of service
 revenues                 $7,569   (27)%    $10,379     (7)%  $11,111
Percentage of
 service revenues           62.7%              60.6%             61.9%
Total cost of
 revenues                 $9,195   (42)%    $15,916     (6)%  $16,925
Percentage of net
 revenues                   45.4%              42.7%             34.1%


Cost of net revenues is allocated to either license revenues or service revenues. Cost of license revenues, which is primarily comprised of the production of the Company's products and related royalties, is substantially lower than cost of service revenues, which consists primarily of personnel costs.

Cost of license revenues consists principally of royalties, materials, packaging and freight, and amortization of capitalized software costs. Cost of license revenues decreased by 71% in fiscal 1998 and 5% in fiscal 1997 due to lower sales of development environments. License gross profit improved as a percentage of license revenues in fiscal 1998 to 80%, as fiscal 1997 cost of sales were high due to write-offs of purchased capitalized software, increased royalty accruals, write-offs of obsolete inventory, and the higher launch cost of sales on Parts for Java.

Cost of service revenues consists principally of personnel, and related costs for training, consulting and customer support. Overall services headcount and contract personnel were reduced in fiscal 1998 and in fiscal 1997, although international services headcount increased in fiscal 1997. In fiscal 1998, service gross profit decreased as a percentage of service revenues to 37%, due to the decrease in volume.

OPERATING EXPENSES

                                        Year Ended March 31,
                        -------------------------------------------------
(Dollars in thousands)      1998     Change     1997      Change     1996
-------------------------------------------------------------------------
Sales and
 marketing                 $7,684    (61)%    $19,465     (12)%   $21,995
Percentage of net
 revenues                    38.0%               52.2%               44.3%
Research and
 development               $4,648    (48)%    $ 8,904     (14)%   $10,335
Percentage of net
 revenues                    23.0%               23.9%               20.8%
General and
 administrative            $3,956    (47)%    $ 7,436       8%    $ 6,860
Percentage of net
 revenues                    19.5%               19.9%               13.8%
Acquired research &
 development                   --             $ 3,513                  --
Percentage of net
 revenues                                         9.4%
Restructuring &
 merger related costs      $2,621    (49)%    $ 5,162       1%    $ 5,092
Percentage of net
 revenues                    12.9%               13.8%               10.3%

Operating expenses were significantly lower in fiscal 1998 than in fiscal 1997, as the Company reduced its work force through restructuring its operations. In response to declining revenues, the Company implemented two reductions in the workforce in fiscal 1997, and one in fiscal 1998. Quarterly operating expenses dropped to less than $3.0 million, by the fourth quarter, including research & development and marketing launch expenses for both VisualWorks 3.0 and Parts for Java. Operating expenses in fourth quarter of fiscal 1998, were 54% lower compared to the fourth quarter of fiscal 1997, excluding restructuring accruals.

Sales and marketing expenses consist principally of salaries, commissions, travel, facility costs, marketing programs and advertising. During fiscal 1998, expenses decreased as a result of reducing the international sales force, the spin-off of its sales subsidiary in France, and the de-layering of marketing management. As a percentage of net revenues these expenses increased in fiscal 1997 as sales and marketing expenses were incurred to try to stop the downward sales spiral during that year.

Research and development expenditures are mostly personnel related. The reduction in fiscal 1998 and 1997, were primarily due to changes in the size of the workforce. In fiscal 1998, 1997, and 1996 total expenditures for research and development, including capitalized software development costs, were 23%, 24%, and 21%, respectively, of net revenues. The Company did not capitalize software development costs in fiscal 1998 and fiscal 1997, but capitalized $200,000 in fiscal 1996. In spite of the significant reductions in development manpower, tightened focus on customer requirements and meeting release deadlines, resulted in two, on-time deliveries of new-generation products, both of which have met with critical acclaim and customer acceptance. The release of VisualWorks 3.0 and it's commercial success resulted in renewed sales growth in the fourth quarter of fiscal 1998 and was largely responsible for the Company's return to profitability in that quarter.

General and administrative expenses consist of personnel costs for administration, finance, information systems, human resources, and general management, as well as professional service expenses. General and administrative expenses decreased in fiscal 1998 primarily due to manpower reductions and a decrease in bad debt allowance. General and administrative expenses increased in fiscal 1997 primarily due to an increase of bad debt allowance, legal expenses associated with a securities class action lawsuit, and an increase in international spending primarily from the French subsidiary.

Acquired research and development represents charges for software that had not yet reached technological feasibility under FAS 86. In fiscal 1997, a charge of $646,000 was taken in connection with the October 1996 acquisition of privately held Polymorphic Software, Inc. and a charge of $2.9 million was taken in connection with the July 1996 acquisition of privately held ObjectShare Systems, Inc.

BUSINESS COMBINATIONS AND RESTRUCTURINGS

         In February 1996, the Company acquired all the assets of AMiGO S.A, a French-based distributor of the Company's VisualWorks product. In September 1997, the Company decided to spin-off the entity to its management. At the time of the acquisition, which was accounted for as a purchase, the Company made an initial payment of $688,000. In the second quarter of fiscal 1998, the Company paid an additional $150,000 in satisfaction of its "earnout" obligation under the acquisition agreement, in connection with revenues in France in accordance with the agreement for the specified period. The Company also provided an additional $100,000 to the spin-off entity as working capital. Most of the initial purchase price, which included transaction costs, was allocated to intangible assets (included in other assets), a portion of which was amortized in fiscal 1997 and the balance of which was written off in connection with the spin-off. The results of operations of AMiGO, which have not been material in relation to those of the Company, are included in the consolidated results of operations for the period of ownership by the Company.

         On July 31, 1996, the Company acquired ObjectShare Systems, Inc. (OSI), a privately held corporation which developed and marketed add-on products for Smalltalk tools. The acquisition was accounted for as a purchase in which the Company paid $3.0 million in cash and assumed options for the purchase of 104,086 shares of the Company's common stock. In connection with the acquisition, the Company recorded intangible assets of $363,000 and charged to operations $2.9 million for acquired research and development. In connection with a restructuring of operations later in fiscal 1997, the Company charged to operations the unamortized portion of the intangible assets. The operating results of OSI have been included in the Company's consolidated results of operations from the date of acquisition.

         On October 1, 1996, the Company acquired Polymorphic Software, Inc.
(PSI), a privately held corporation which developed and marketed Smalltalk tools and provided related consulting services. This acquisition was accounted for as a purchase in which the Company agreed to pay approximately $1.0 million in cash, of which $700,000 was paid during the third quarter of fiscal 1997, in exchange for all outstanding shares of PSI common stock. The operating results of PSI are included in the Company's consolidated results of operations from the date of acquisition. In connection with the acquisition, the Company recorded intangible assets of $403,000 and charged to operations $646,000 for acquired research and development. In connection with the restructuring of operations later in fiscal 1997, the Company charged to operations the unamortized portion of the intangible assets.

Restructuring and merger related costs reflect charges recorded in connection with the restructuring of operations in the second quarter of fiscal 1998, and the third and fourth quarters of fiscal 1997, and expenses incurred as a result of the merger with Digitalk, Inc. in the second quarter of fiscal 1996. In the restructurings, the Company reduced its total headcount by an aggregate of approximately 160 people, including employees and contractors, down to 112 at March 31, 1998. These actions were taken in an effort to reduce the Company's ongoing operating expenses. The Company recorded restructuring charges in the second quarter of fiscal 1998 of $2.6 million and in the third and fourth quarters of fiscal 1997 of approximately $2.2 million and $3.0 million, respectively, to cover severance benefits, the closing of excess facilities, write-down of acquired intangible assets related to discontinued products, and the write-down of excess computer equipment and office furniture.

         The fiscal 1998 restructuring costs and related liabilities are summarized below:

                                         Write-downs,
                                         payments, and       Accrued
                                       reclassifications  restructuring
                        Restructuring    through March    costs at March
(Dollars in thousands)      costs          31, 1998        31, 1998
-----------------------------------------------------------------------
Severance
  benefits                $   550        $   550            $   --
Closing of
  excess
  facilities                1,395            881               514
Intangible
  assets
  write-down                  584            564                20
Equipment and
  furniture
  write-down                   68             68                --
Other                          24             24                --
                        -----------    -----------      -----------
                          $ 2,621        $ 2,087            $  534
                        ===========    ===========      ===========

         The Company expects that the remaining $534,000 accrued restructuring costs at March 31, 1998 are adequate to cover remaining exposures and will be spent over the next twelve months. Such payments will be financed through current working capital. All amounts relating to the fiscal 1997 restructuring costs have been paid out as of March 31, 1998.

YEAR 2000 COMPLIANCE

         The Company does not currently believe its products will be impacted by the Year 2000 issue. Internal Company operating systems have been evaluated for Year 2000 compliance and have been found to be non-compliant. An internal software selection and implementation project is expected to be completed no later than January 1, 1999. Costs related to this transition will be expensed as incurred and are not projected to be material to the Company's operating results. However, Year 2000 considerations may have an effect on some of the Company's customers and suppliers, which may indirectly affect the Company. Although, the Company is not aware of any significant potential problems of its customers or suppliers that it believes will have a material adverse effect on the Company's business, it is not possible to quantify the effect of Year 2000 issues residing with the Company's customers and suppliers.

INTEREST  AND OTHER INCOME (EXPENSE), NET

                                        Year Ended March 31,
                        --------------------------------------------------
(Dollars in thousands)      1998    Change      1997     Change      1996
--------------------------------------------------------------------------
Interest and other
 income, net                $313      (57)%     $725       (44)%    $1,303
Percentage of net
 revenues                    1.5%                1.9%                  2.6%


Interest and other income (expense), net consists primarily of interest earned on the Company's cash and cash equivalent balances and marketable securities, offset by interest paid and other expenses. The decrease in fiscal

1998 reflects lower interest income from reduced cash, cash equivalent and marketable securities balances. The decrease in fiscal 1997 reflects lower interest income from reduced cash and marketable securities balances and a payment of $250,000 for the settlement of the securities class action lawsuit, and other related legal costs.

NET LOSS PER SHARE

                                           Year Ended March 31,
                        -----------------------------------------------------
(Dollars in thousands,
except per share data)       1998      Change      1997    Change       1996
-----------------------------------------------------------------------------
Net loss                  $(7,582)      66%    $(22,480)   (116)%   $(10,396)
Percentage of net
 revenues                   (37.5)%               (60.3)%              (21.0)%
Basic and diluted
 net loss per share       $  (.63)             $  (1.91)            $  (0.98)


LOSS PER SHARE

           The Company has adopted SFAS 128, "Earnings Per Share," and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of options and warrants are antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes.

      The following table sets forth the computation of net loss per share:

                                                                                       Year Ended March 31,
                                                                              ---------------------------------------
                                                                               1998            1997          1996
                                                                              -------        --------       --------
NUMERATOR
Net loss................................................................      $(7,582)       $(22,480)      $(10,396)

Accretion of cumulative dividend and redemption value of
   mandatorily redeemable preferred.....................................          --              --            (135)
                                                                              -------        --------       --------
Net loss used for basic and diluted loss per share -- loss attributable
   to common shareholders...............................................      $(7,582)       $(22,480)      $(10,531)
                                                                              =======        ========       ========
DENOMINATOR

Denominator for basic and diluted loss per share -- weighted average
   common shares outstanding............................................       12,022          11,775         10,725
                                                                              =======         =======        =======

Basic and diluted net loss per common share.............................      $ (0.63)        $ (1.91)       $ (0.98)
                                                                              =======         =======        =======



IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 1997, the Accounting Standards Executive Committee of the AICPA issued SOP 97-2, Software Revenue Recognition which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is intended to reduce the diversity in accounting for software revenue recognition and changes certain of the specific criteria for recognizing revenue related to software licensing arrangements. Specifically, the new SOP contains more restrictive revenue recognition provisions for software arrangements containing multiple elements (i.e. upgrades, enhancements, implementation and other services) similar to the arrangements entered into by the Company. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently evaluating the provisions of the new SOP and the impact that it will have on the Company's revenue recognition policies and the terms under which it provides products and services to customers.

         In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and distributions to shareholders. Statement No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

         Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations and major customers. Statement No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.



FOREIGN EXCHANGE CONTRACTS

         The Company sells its products to its European customers in local currencies. There may be potential risks caused by economic and political instability; foreign exchange translation and transaction exposure; and the burdens of complying with a wide variety of foreign laws. The Company enters into forward foreign exchange contracts, with maturities generally approximate ninety days in duration, primarily to hedge against the short-term impact of foreign currency fluctuations from invoices denominated in local currencies. Net foreign currency transaction gains and losses have not been material.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had cash, cash equivalents, and marketable securities of $5.7 million, and working capital of $3.4 million.

         Due to its net losses in fiscal 1998 and 1997, the Company used $9.2 million and $9.4 million, respectively, of cash to fund its operating activities in such years. The net cash used in operating activities in fiscal 1998 was greater than the net loss, primarily due to the net effect of decreases in accounts payable, accrued liabilities, accrued restructuring costs, and deferred revenue. The net cash used in operating activities in fiscal 1997 was less than the net loss for the year, primarily due to non cash charges for depreciation, amortization, restructuring and acquired research and development as well as the net effect of decreases in accounts receivable and deferred revenue. Accounts receivable decreased as a result of reduced revenues. Days sales outstanding were 86 days and 70 days at March 31, 1998 and 1997, respectively. Inventories consist principally of software and related documentation and are stated at the lower of cost on a first-in/first-out basis or market.

         Proceeds from the Company's investing activities in fiscal 1998 consist of net proceeds from maturities of marketable securities partially offset by funds used in business divestitures and expenditures for property and equipment. In fiscal 1997, the Company's uses of funds in investing activities consist of net purchases of marketable securities partially offset by funds used in business combinations and expenditures for property and equipment. The Company has no significant capital commitments for fiscal 1999.

         Financing activities provided cash of $.1 and $1.3 million for fiscal 1998 and 1997, respectively. Cash from financing activities in both fiscal years was derived primarily from the issuance of common stock under the Company's employee stock plans.

         The Company believes it has adequate resources to sustain its present level of operations for any particular period of time. Management believes that its existing balances of cash, cash equivalents, and marketable securities, in combination with its return to operating profitability, should be sufficient to meet its cash requirements for continuing its core business.

         The Company may from time to time consider the acquisition of products, technologies, or businesses complementary to its overall business strategy.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, the Report of Independent Auditors, and the Quarterly Financial Information of ObjectShare, Inc. are set forth at the pages indicated in Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

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



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

      1.   Consolidated Financial Statements

                Consolidated Balance Sheets............................................................................  F-1
                Consolidated Statements of Operations..................................................................  F-2
                Consolidated Statements of Stockholders' Equity........................................................  F-3
                Consolidated Statements of Cash Flows..................................................................  F-4
                Notes to Consolidated Financial Statements.............................................................  F-5
                Quarterly Financial Information (not covered by the report of Independent auditors)..........................................................................  F-16

                Report of Independent Auditors.........................................................................  F-17

      2.   Financial Statement Schedule

                The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements of ObjectShare, Inc. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                OBJECTSHARE, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  Additions
                                                         -------------------------------
                                      Balance at          Charged to         Charged to                               Balance at
                                     beginning of         costs and              net                                     end
                                       period             expenses           revenues           Deductions*           of period
                                    -------------        ------------        -----------        ------------         ------------
Description
Allowance for Doubtful Accounts:
    Year Ended March 31, 1998               $958              $106               $   --               $517                 $547
    Year Ended March 31, 1997                498               939                   --                479                  958
    Year Ended March 31, 1996                533               285                   --                320                  498

Allowance for Sales Returns:
    Year Ended March 31, 1998              1,351                --                   82              1,358                   75
    Year Ended March 31, 1997                969                --                1,964              1,582                1,351
    Year Ended March 31, 1996                271                --                1,600                902                  969




* Uncollectible accounts written off, net of recoveries

                                 EXHIBIT INDEX

      3.      Exhibits.
              ---------
               2.1(2)    --   Conformed Agreement and Plan of Reorganization by
                              and among the Registrant, Boardwalk Merger
                              Subsidiary Co., a subsidiary of the Registrant
                              ("Merger Sub"), and Digitalk, Inc.

               2.2(2)    --   Agreement of Merger by and between Merger Sub and
                              Digitalk, Inc.

               3.1(1)    --   Certificate of Incorporation

               3.2(1)    --   Bylaws

               4.3(1)    --   Specimen of Common Stock Certificate

               10.2C*(3) --   Executive Bonus Plan for Fiscal 1997

               10.2D*(4) --   Executive Bonus Plan for Fiscal 1998

               10.3B*(1) --   1989 Stock Option Plan

               10.3Da*(3)--   1993 Stock Plan

               10.3E*(2) --   1995 Director Stock Option Plan

               10.3F*(3) --   Incentive and Nonstatutory Stock Option Plan
                              adopted by Digitalk, Inc., in 1992

               10.4C*(3) --   1993 Employee Stock Purchase Plan

               10.11*(1) --   Form of Indemnification Agreement between the
                              Registrant and each of its directors and executive
                              officers

               10.12*(2) --   Form of agreement between the Registrant and each
                              of its executive officers regarding a change of
                              control

               10.13A*(4)--   Agreement for Services between the Registrant and
                              Eugene L. Goda dated June 10, 1997

               10.13B*(4)--   Agreement for Services between the Registrant and
                              Ronald J. Clear dated June 10, 1997

               10.13C*(4)--   Agreement for Services between the Registrant and
                              James H. Smith dated June 10, 1997

               10.14     --   Lease Agreement (Irvine, CA) dated October 3, 1997
                              between the Registrant and Hale Property, Ltd.,
                              L.P.

               21.1      --   List of Subsidiaries

               23.1      --   Consent of Independent Auditors, Ernst & Young LLP

               27.1      --   Financial Data Schedule

(1) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-73008)

(2) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1995

(3) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1996

(4) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1997

*      Management contract or compensatory plan

(b)    Reports on Form 8-K.

           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES



           Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  June 26, 1998                  OBJECTSHARE, INC.


                                      By:  /s/ EUGENE L. GODA
                                           -------------------------------------
                                           Eugene L. Goda
                                           President and Chief Executive Officer



                                POWER OF ATTORNEY

           Each individual whose signature appears below hereby appoints Eugene
L. Goda and Glenn J. Brown, and each of them acting individually, his or her attorneys-in-fact with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming signatures as they may be signed by said attorneys to any and all such amendments.

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



                    NAME                                                TITLE                                     DATE
                    ----                                                -----                                     ----

/s/ EUGENE L. GODA                                     President and Chief Executive Officer and               June 26, 1998
-----------------------------------------              Chairman of the Board of Directors
Eugene L. Goda                                         Principal Executive Officer


/s/ GLENN J. BROWN                                     Chief Financial Officer                                 June 26, 1998
-----------------------------------------              Principal Financial Officer and Principal
Glenn J. Brown                                         Accounting Officer


/s/ JOHN B. CARRINGTON                                 Director                                                June 26, 1998
-----------------------------------------
John B. Carrington


/s/ JOS C. HENKENS                                     Director                                                June 26, 1998
-----------------------------------------
Jos C. Henkens


                                ObjectShare, Inc.


                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)                                                      March 31,
--------------------------------------------------------------------------------------------------------
                                                                                   1998          1997
                                                                                ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents..................................................   $   5,134     $   7,418
  Marketable securities......................................................         600         5,538
  Accounts receivable, net of allowances of $622 in 1998 and $2,309 in
    1997.....................................................................       5,166         5,586
  Inventories................................................................         164           220
  Prepaid expenses and other current assets..................................         819           946
                                                                                 --------      --------
         Total current assets................................................      11,883        19,708
Marketable securities........................................................          --         1,500
Property and equipment:
  Computers and other equipment..............................................       4,696         4,630
  Furniture and fixtures.....................................................         636           652
  Leasehold improvements.....................................................         719           515
                                                                                 --------      --------
                                                                                    6,051         5,797
  Accumulated depreciation and amortization..................................       4,853         4,002
                                                                                 --------      --------
                                                                                    1,198         1,795
Other assets.................................................................         174           869
                                                                                 --------      --------
         Total assets........................................................   $  13,255     $  23,872
                                                                                 ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................   $   1,134     $   1,219
  Accrued payroll and related expenses.......................................       1,088         1,421
  Accrued restructuring costs................................................         534         1,067
  Other accrued liabilities..................................................       2,492         2,827
  Deferred revenue...........................................................       3,215         5,066
                                                                                 --------      --------
         Total current liabilities...........................................       8,463        11,600
Commitments and contingencies................................................          --            --
Stockholders' equity:
  Common stock, $0.001 par value:    Authorized shares -- 30,000,000
    Issued and outstanding shares -- 12,198,760 in 1998 and 11,929,351 in
     1997....................................................................          12            12
  Additional paid-in capital.................................................      49,992        49,863
  Accumulated deficit........................................................     (44,998)      (37,416)
  Cumulative translation adjustment..........................................        (214)         (187)
                                                                                 --------      --------
         Total stockholders' equity..........................................       4,792        12,272
                                                                                 --------      --------
         Total liabilities and stockholders' equity..........................   $  13,255     $  23,872
                                                                                 ========      ========

See accompanying notes.

                                ObjectShare, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share amounts)                                     Year Ended  March 31,
---------------------------------------------------------------------------------------------------------
                                                                        1998          1997         1996
                                                                     ---------     ---------     --------
Net revenues:
  License.........................................................   $   8,172     $  20,148     $ 31,667
  Service.........................................................      12,068        17,138       17,943
                                                                      --------      --------      -------
Total net revenues................................................      20,240        37,286       49,610
Cost of net revenues:
  License.........................................................       1,626         5,537        5,814
  Service.........................................................       7,569        10,379       11,111
                                                                      --------      --------      -------
Total cost of net revenues........................................       9,195        15,916       16,925
                                                                      --------      --------      -------
Gross profit......................................................      11,045        21,370       32,685
Operating expenses:
  Sales and marketing.............................................       7,684        19,465       21,995
  Research and development........................................       4,648         8,904       10,335
  General and administrative......................................       3,956         7,436        6,860
  Acquired research and development...............................          --         3,513           --
  Restructuring and merger-related costs..........................       2,621         5,162        5,092
                                                                      --------      --------      -------
Total operating expenses..........................................      18,909        44,480       44,282
                                                                      --------      --------      -------
Loss from operations..............................................      (7,864)      (23,110)     (11,597)
Interest and other income (expense), net..........................         313           725        1,303
                                                                      --------      --------      -------
Loss before provision for income taxes............................      (7,551)      (22,385)     (10,294)
Provision for income taxes........................................          31            95          102
                                                                      --------      --------      -------
Net loss..........................................................   $  (7,582)    $ (22,480)    $(10,396)
                                                                      ========      ========      =======
Basic and diluted net loss per share... ...........................  $   (0.63)    $   (1.91)    $  (0.98)
                                                                      ========      ========      =======
Shares used in computing basic and diluted net loss per share.....      12,022        11,775       10,725
                                                                      ========      ========      =======

See accompanying notes.

                                ObjectShare, Inc.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock      Additional                  Cumulative     Total
                                     ---------------    Paid-in      Accumulated    Translation  Stockholders'
(In thousands)                       Shares   Amount    Capital       Deficit       Adjustment     Equity
 -----------------------------------------------------------------------------------------------------------
Balance at March 31, 1995            9,867    $ 10      $41,824      $ (4,406)      $  35        $ 37,463
Accretion of mandatorily
  redeemable preferred stock            --      --           --          (135)         --            (135)
Conversion of mandatorily redeemable
  preferred stock to common stock    1,237       1        5,140            --          --           5,141
Exercise of stock options              309       1          491            --          --             492
Issuance of common stock under
  Employee Stock Purchase Plan         119      --          937            --          --             937
Translation adjustment                  --      --           --            --         (64)            (64)
Unrealized gain on investments          --      --           --            66          --              66
Net loss                                --      --           --       (10,396)         --         (10,396)
                                    ------    ----      -------      --------       -----        --------
Balance at March 31, 1996           11,532      12       48,392       (14,871)        (29)         33,504
Exercise of stock options              196                  699            --          --             699
Issuance of common stock under
  Employee Stock Purchase Plan         201      --          604            --          --             604
Stock options assumed in business
  combinations                          --      --          168            --          --             168
Translation adjustment                  --      --           --            --        (158)           (158)
Unrealized loss on investments          --      --           --           (65)         --             (65)
Net loss                                --      --           --       (22,480)         --         (22,480)
                                    ------    ----      -------      --------       -----        --------
Balance at March 31, 1997           11,929      12       49,863       (37,416)       (187)         12,272
Exercise of stock options              250      --          120            --          --             120
Issuance of common stock under
  Employee Stock Purchase Plan          20      --            9            --                           9
Translation adjustment                  --      --           --            --         (27)            (27)
Net loss                                --      --           --        (7,582)         --          (7,582)
                                    ------    ----      -------      --------       -----        --------
Balance at March 31, 1998           12,199    $ 12     $ 49,992     $ (44,998)      $(214)       $  4,792
                                    ======    ====      =======      ========       =====        ========


See accompanying notes.

                                ObjectShare, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                             Year Ended March 31,
------------------------------------------------------------------------------------------------------
                                                                       1998         1997         1996
                                                                   --------     --------     --------
OPERATING ACTIVITIES
Net loss                                                           $ (7,582)    $(22,480)    $(10,396)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                         783        3,707        3,000
  Restructuring costs                                                   165        1,887           --
  Acquired research and development                                      --        3,513           --
  Changes in operating assets and liabilities:
    Accounts receivable                                                 420        6,379          928
    Inventories                                                          56          441          494
    Other current assets                                                127         (126)         312
    Accounts payable and accrued liabilities                           (753)      (3,472)         439
    Accrued restructuring costs                                        (533)       1,067           --
    Deferred revenue                                                 (1,851)        (310)       1,702
                                                                   --------     --------     --------
Net cash used in operating activities                                (9,168)      (9,394)      (3,521)

INVESTING ACTIVITIES
Business combinations                                                    --       (3,699)        (664)
Maturities of marketable securities                                   6,438       23,239       30,720
Purchases of marketable securities                                       --      (16,479)     (36,282)
Purchases of property and equipment                                    (254)      (1,564)      (1,789)
Decrease (increase) in other assets                                     598         (197)        (521)
                                                                   --------     --------     --------
Net cash provided by (used in) investing activities                   6,782        1,300       (8,536)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchase               129        1,303        1,429
                                                                   --------     --------     --------
Net cash provided by financing activities                               129        1,303        1,429
Effect of exchange rate changes on cash and cash equivalents           ( 27)        (158)         (64)
                                                                   --------     --------     --------
Net decrease in cash and cash equivalents                            (2,284)     ( 6,949)     (10,692)
Cash and cash equivalents at beginning of period                      7,418       14,367       25,059
                                                                   --------     --------     --------
Cash and cash equivalents at end of period                         $  5,134     $  7,418     $ 14,367
                                                                   ========     ========     ========
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Conversion of preferred stock to common stock                      $     --     $     --     $  5,141
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes                                                $     24     $     82     $    118


See accompanying notes.

                                ObjectShare, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         ObjectShare, Inc., formerly ParcPlace-Digitalk, Inc., the Company, a Delaware corporation, develops, markets, and supports object-oriented application development tools for the client/server/web computing market. The Company also provides customer support, training, on-site assistance and consulting.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in France (through the period of ownership), Germany and the United Kingdom after eliminating all significant intercompany accounts and transactions.

         The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Gains and losses from translation are recorded as cumulative translation adjustments in stockholders' equity. The effect of foreign currency transaction gains and losses on the consolidated statements of operations is insignificant for all years presented.

         A new management team was installed at the end of the first quarter of fiscal 1998 to refocus key areas, including marketing, product development and services, sales and operations. These actions included leveraging and redirecting the Company's technology and consulting resources and revamping the marketing strategy to incorporate a more solutions and services-oriented approach. Management believes that these actions contributed to a revitalization of the sales and sales organization, and improvement in customer perceptions of the Company. The Company believes it has adequate resources to sustain its present level of operations for any particular period of time. Management believes that its existing balances of cash, cash equivalents, and marketable securities, in combination with its return to operating profitability, should be sufficient to meet its cash requirements for continuing its core business.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during each period. Actual results could differ from those estimates.

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

         At March 31, 1998 and 1997, all of the Company's debt securities were classified as available-for-sale and were carried at fair market value with unrealized gains and losses recorded in stockholders' equity. The cost of the securities is based upon the specific identification method.

                                ObjectShare, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


         Such investments consist of the following:

                                          Fair Market
                                            Value at
(Dollars in thousands)                     March 31,
---------------------------------------------------------
                                         1998      1997
                                       ------   -------
Cash equivalents:
  Corporate debt securities            $3,074   $ 4,330
  U.S. treasury securities and
    obligations of U.S. government
    agencies                               --     1,596
Other                                      --     1,000
                                       ------   -------
Total                                  $3,074   $ 6,926
                                       ======   =======
Short-term marketable securities
  (maturing through March 1999):
  U.S. treasury securities and
    obligations of U.S. government
    agencies                           $  600   $ 5,538
                                       ======   =======
Long-term marketable securities
  U.S. treasury securities and
    obligations of U.S. government
    agencies                           $   --   $ 1,500
                                       ======   =======


         Realized gains and losses from the sale of such investments were not material in fiscal 1998, 1997 and 1996. At March 31, 1998 and 1997, the estimated fair value of cash equivalents and marketable securities approximated cost and the amount of unrealized gains or losses were not significant.

INVENTORIES

         Inventories consist principally of finished goods, which includes software and related documentation, which are stated at the lower of cost (first-in/first-out) or market. Inventories include the cost of licenses for each unit of product manufactured by a third party and distributed by the Company.

PROPERTY AND EQUIPMENT

         Equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years. Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term. Amortization of capital leases is included in depreciation expense.

CAPITALIZED SOFTWARE AND PURCHASED SOFTWARE

         The Company presently has no capitalized software on its balance sheet at March 31, 1998. The policy is to capitalize software development costs incurred subsequent to the time the products reach technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Capitalized internally developed software and purchased software are stated at the lower of amortized cost or net realizable value. Amortization of capitalized software development and purchased software costs commences when the products are available for general release to customers and are determined using the straight-line method over the expected useful life of the respective product.

         For fiscal 1997 and 1996, software amortization was $1,700,000 and $346,000, respectively. Of the fiscal 1997 amount, $764,000 was charged to restructuring costs for products that were discontinued, including products that were acquired in business combinations (Note 7).

                                ObjectShare, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


STOCK-BASED COMPENSATION

         In 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation to employees. The Company has elected to account for stock-based compensation to employees in accordance with Opinion 25 and provide pro forma disclosures as required by Statement 123.

REVENUE RECOGNITION

         License revenue is recognized on shipment of product, provided that no significant vendor obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor obligations are accrued upon recognition of revenue. License revenue also includes revenue from the sale of software manufactured by a third party. Service revenue includes training, consulting, and customer support. Revenues from training and consulting are recognized at the time the service is performed.

         Deferred revenue relates primarily to software support contracts and training coupons sold under separate arrangements with customers. The term of the software support contracts is generally one year, and the Company recognizes the associated revenue on a pro rata basis over the life of the contract.

         Potential sales returns are covered by the Company's allowance for sales returns and doubtful accounts. The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced significant warranty claims to date.

CONCENTRATION OF CREDIT RISK

         The Company sells its products to various companies across several industries. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, which have been within management's expectations. The Company generally requires no collateral from its customers.

LOSS PER SHARE

           The Company has adopted SFAS 128, "Earnings Per Share," and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of options and warrants are antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes.

           The following table sets forth the computation of net loss per share:

                                                                                       Year Ended March 31,
                                                                              ---------------------------------------
                                                                                 1998          1997           1996
                                                                                 ----          ----           ----
NUMERATOR

Net loss..................................................................... $(7,582)       $(22,480)      $(10,396)

Accretion of cumulative dividend and redemption value of
   mandatorily redeemable preferred.........................................      --              --            (135)
                                                                              -------        --------       --------
Net loss used for basic and diluted loss per share -- loss attributable
   to common shareholders.................................................... $(7,582)       $(22,480)      $(10,531)
                                                                              ========       =========      =========

DENOMINATOR

Denominator for basic and diluted loss per share -- weighted average
   common shares outstanding.................................................  12,022          11,775         10,725
                                                                               ======          ======         ======

Basic and diluted net loss per common share..................................  $(0.63)         $(1.91)        $(0.98)
                                                                               ======          ======         ======


                                ObjectShare, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 1997, the Accounting Standards Executive Committee of the AICPA issued SOP 97-2, Software Revenue Recognition which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is intended to reduce the diversity in accounting for software revenue recognition and changes certain of the specific criteria for recognizing revenue related to software licensing arrangements. Specifically, the new SOP contains more restrictive revenue recognition provisions for software arrangements containing multiple elements (i.e. upgrades, enhancements, implementation and other services) similar to the arrangements entered into by the Company. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently evaluating the provisions of the new SOP and the impact that it will have on the Company's revenue recognition policies and the terms under which it provides products and services to customers.

         In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and distributions to shareholders. Statement No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

         Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations and major customers. Statement No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with current year presentation.

2. DERIVATIVE FINANCIAL INSTRUMENTS

         The Company sells its products to its European customers in local currencies. There may be potential risks caused by economic and political instability; foreign exchange translation and transaction exposure; and the burdens of complying with a wide variety of foreign laws. The Company enters into forward foreign exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations from invoices denominated in foreign currencies. The maturities of the forward foreign exchange contracts are short-term in nature, generally 90 days. The contracts are recorded at fair market value as of each balance sheet date. Gains and losses from these contracts are recorded in interest and other income. At March 31, 1998 and 1997, the Company had contracts to exchange various European currencies to U.S. dollars in the amounts of $1,072,000 and $1,009,000, respectively. The fair value (quoted market price) of these contracts was $1,072,000 and $956,000 at March 31, 1998 and 1997, respectively. Net foreign currency transaction gains and losses have not been material.

3. COMMITMENTS

         The Company leases its facilities under noncancelable operating leases that expire through 2001. Rental expense was $1,682,000, $1,763,000, and $1,765,000 for fiscal 1998, 1997, and 1996, respectively. Minimum rental commitments under all noncancelable leases with an initial term in excess of one year are as follows: fiscal 1999 -- $441,000; 2000 -- $213,000; 2001 --
$100,000.

4. STOCK OPTION AND STOCK PURCHASE PLANS

STOCK OPTION PLANS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                                ObjectShare, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

         The Company has two current stock option plans: the 1993 Stock Plan, which provides for the grant of stock options to the Company's employees and consultants, and the 1995 Director Stock Option Plan, which provides for the grant of stock options to the Company's Directors. The Company also has two other stock option plans which have terminated but under which stock options remain outstanding: the 1989 Stock Option Plan, the Incentive and Nonstatutory Stock Option Plan adopted by Digitalk in 1992 (as to which the Company assumed all outstanding options at the time of the merger in August 1995), and the 1995 Stock Option/Stock Issuance Plan of Objectshare Systems, Inc. (as to which the Company assumed all outstanding options at the time of the acquisition in July
1996). No further options may be granted under these terminated plans. In addition, the Company granted options in fiscal 1998 to the new executive officers hired in June 1998. Because of the number of option shares and the terms required in the employment agreements with such individuals, the options were granted outside of the existing stock plans.

         Under the 1993 Stock Plan, the vesting and exercise provisions of option grants are determined by the Board of Directors. As of March 31, 1998, the 1993 Stock Plan provides for the issuance of incentive stock options and nonqualified stock options to purchase up to 2,800,664 shares of common stock (including 18,550 shares already issued upon exercise of options and not including 14,288 shares that could be added under the terms of the plan if outstanding options covering such shares under the 1989 plan are cancelled in the future). There were 661,533 shares available for option grants under this plan at March 31, 1998. In April 1998, the Board of Directors approved an additional 500,000 shares for this plan.

         Under the 1995 Director Stock Option Plan, options are automatically granted to non-employee Directors. The Director Stock Option Plan provides for the issuance of nonqualified stock options to purchase up to 200,000 shares of common stock. There were 115,000 shares available for option grants under this plan at March 31, 1998.

         Generally, options granted under the plans vest over a three or four-year period and have a term of ten years from the date of grant, subject to continued service to the Company, although certain grants under the 1995 Director Stock Option Plan vest over a longer period.

         In May 1995, July 1996, and November 1997, the Board of Directors approved stock option repricing programs pursuant to which employees of the Company (excluding all executive officers) could elect to exchange their then outstanding employee stock options for new employee stock options having an exercise price per share equal to the then fair market value of the common stock, with exercisability generally prohibited for six months after the exchange. Under the May 1995 repricing, 417,838 options with exercise prices ranging from $10.00 to $22.75 per share were exchanged for options with an exercise price of $9.625 per share. Under the July 1996 repricing, 747,098 options with exercise prices ranging from $4.875 to $18.25 per share were exchanged for options with an exercise price of $4.375 per share. Under the November 1997 repricing, 513,868 options with exercise prices ranging from $1.0625 to $4.6875 per share were exchanged for options with an exercise price of $1.00 per share. The exchange of all such options is included in grants and cancellations.

         Activity under these stock option plans is as set forth below. Options assumed in the Digitalk merger are included as historically granted, adjusted for the exchange ratio for the merger. Options assumed in the Objectshare acquisition are included as assumed in fiscal 1997, adjusted for the exchange ratio for that merger.

                                ObjectShare, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

                            Options Outstanding
                     -----------------------------------
                      Number of                Weighted-
                       Shares                   Average
                        (In         Price       Price
                     thousands)   Per Share   Per Share
-------------------------------------------------------
Balance at March 31,
  1995                  1,965   $0.17--$23.25  $  8.39
  Granted               1,781   $6.88--$13.50  $  9.75
  Canceled               (959)  $0.22--$23.25  $ 14.36
  Exercised              (319)  $0.17--$10.00  $  1.78
                     ---------
Balance at March 31,
  1996                  2,468   $0.22--$22.50  $  7.90
  Granted               2,198   $1.50--$13.81  $  3.97
  Assumed
    (acquisition)         104          $ 3.21  $  3.21
  Canceled             (2,277)  $0.22--$22.50  $  8.10
  Exercised              (196)  $0.22--$ 9.88  $  3.58
                     ---------
Balance at March 31,
  1997                  2,297   $0.44--$18.25  $  4.09
  Granted               3,891   $0.63--$ 3.81  $  1.03
  Canceled             (2,403)  $0.44--$18.25  $  3.82
  Exercised              (342)  $0.44--$ 1.06  $  0.56
                     ---------
BALANCE AT MARCH 31,
  1998                  3,443   $0.63--$11.50  $  1.17
                     =========


         At March 31, 1998, an aggregate of 4,219,907 shares were reserved for future issuance under the plans, including 3,443,374 shares subject to outstanding options and 776,533 available for grant, and not including the 500,000 additional shares approved for the 1993 Stock Plan in April 1998. At March 31, 1998, options to purchase 863,371 shares were exercisable.

         The following table summarizes information about the Company's stock options outstanding at March 31, 1998.

                            Options Outstanding                    Options Exercisable
                ---------------------------------------------  ---------------------------
                  Number     Weighted-Average    Weighted-       Number      Weighted-
Range of        Outstanding     Remaining         Average      Exercisable    Average
Exercise Price  at 3/31/98   Contractual Life  Exercise Price  at 3/31/98   Exercise Price
--------------  -----------  ----------------  --------------  -----------  --------------
 $0.63--$ 0.78     135,800         9.71            $ 0.78              --       $   --
 $0.81--$ 0.97      27,800         8.87            $ 0.87              --       $   --
 $1.00           1,895,082         8.73            $ 1.00         242,647       $ 1.00
 $1.06           1,257,500         4.48            $ 1.06         552,500       $ 1.06
 $1.25--$ 1.81      36,100         9.40            $ 1.50           5,250       $ 1.81
 $2.19--$ 2.88      20,712         8.58            $ 2.50           7,595       $ 2.50
 $3.81--$ 4.88      22,380         6.98            $ 4.36          21,130       $ 4.39
 $7.75--$11.50      48,000         7.62            $ 9.52          34,249       $ 9.59
                 ---------                                       --------
 $0.63--$11.50   3,443,374         7.19            $ 1.17         863,371       $ 1.48

                 =========                                       ========

         Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to March 31, 1995 under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following assumptions for fiscal 1998, 1997 and 1996: risk-free interest rates of 6%, 7% and 7%, respectively,

                                ObjectShare, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


volatility factors of the expected market price of the Company's common stock of 1.4, 0.9 and 0.9, respectively, and, for all years, an expected life of the options of 3 years from the grant date and a dividend yield of zero.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options and the employee stock purchase plan.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's historical and pro forma information follows (in thousands, except for net loss per share information):

(Dollars in thousands,
 except per share data)    Year ended March 31,
----------------------------------------------------
                        1998       1997       1996
                     --------   --------   --------
Net Loss
  Historical         $ (7,582)  $(22,480)  $(10,396)
  Pro Forma          $ (8,697)  $(24,496)  $(12,615)
Basic and diluted
  net loss per share
  Historical         $  (0.63)  $  (1.91)  $  (0.98)
  Pro Forma          $  (0.72)  $  (2.08)  $  (1.18)


         Because compensation expense is recognized over the vesting period of the options and because pro forma disclosure is only required commencing with fiscal 1996, the initial effect on pro forma net loss may not be representative of the effect in future years.

STOCK PURCHASE PLAN

         The Company's 1993 Employee Stock Purchase Plan allows eligible employees, through payroll deductions, to purchase shares of the Company's stock at the lower of 85% of the fair market value of the stock on the first or last day of a six-month offering period or such other offering period determined by the Board of Directors. The plan provides for the issuance of up to 700,000 shares of the Company's common stock. In fiscal 1998, 1997 and 1996, the Company issued 19,944, 200,867 and 119,042 shares, respectively, under the plan. At March 31, 1998, 419,114 cumulative shares have been issued under the plan, and 280,886 remained available for future issuance. In April 1998, the Board of Directors approved an additional 100,000 shares for this plan.

COMMON STOCK RESERVED

         At March 31, 1998, a total of 4,500,793 shares of the Company's common stock was reserved for future issuance under the Company's stock option and employee stock purchase plans.

5. RETIREMENT PLAN

         The Company has a defined contribution 401(k) plan covering substantially all of its employees. Participants may elect to contribute up to 20% of their compensation to this plan (up to the statutory maximum amount). The Company can make discretionary contributions to the plan determined solely by the Board of Directors. The Company has made no contributions to the plan to date.

                                ObjectShare, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

6. INCOME TAXES

         The provisions for income taxes are as follows:

(Dollars in thousands)              Year ended March 31,
---------------------------------------------------------
                                 1998     1997       1996
                                 ----     ----     ------
Current:
  State                          $ --     $ 40      $  47
  Foreign                          31       55         55
                                 ----     ----      -----
Total                            $ 31     $ 95      $ 102
                                 ====     ====      =====


         A reconciliation of income tax provision at the U.S. federal statutory rate (34%) to the income tax provision at the effective tax rate is as follows:

(Dollars in thousands)            Year ended March 31,
-------------------------------------------------------
                              1998      1997       1996
                           -------   -------     ------
Income taxes computed at
 the federal statutory
 rate                      $(2,577)  $(7,600)   $(3,500)
Valuation Allowance          2,626     6,405      3,500
Acquired research and
  development costs with
  no tax basis                  --     1,195         --
State taxes, net of
  federal benefit               --        40         47
Foreign income and
  withholding taxes             31        55         55
Research activity credits
  utilized                     (49)       --         --
                            -------   -------     ------
                            $   31    $   95     $  102
                            =======   =======     ======


         As of March 31, 1998, the Company has federal and state net operating loss carryforwards of approximately $32,700,000 and $9,500,000, respectively, that will expire in the fiscal years 1998 through 2013. The Company also has federal and state research and experimentation credits of approximately $1,300,000 and $700,000, respectively, that will expire in the fiscal years 2003 through 2013. In addition, the Company has a federal foreign tax credit carryforward of approximately $243,000 that will expire in the fiscal years 1999 through 2002. Finally, the Company also has federal alternative minimum tax credit carry forwards of approximately $60,000 that do not expire.

         Utilization of these net operating losses and credits may be subject to an annual limitation due to ownership change constraints provided by the Internal Revenue Code of 1986 and similar state tax provisions.

                                ObjectShare, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


         Significant components of the Company's deferred income taxes consist of the following:

(Dollars in thousands)                 March 31,
--------------------------------------------------------
                                1998      1997      1996
                            --------   -------   -------
Deferred tax assets:
  Net operating loss
    carryforwards           $ 11,708  $ 10,887   $ 2,531
  Research credit
    carryforwards              1,991     1,661     1,623
  Foreign tax credit             243       243       188
  Allowances for sales
    returns                       30       388       388
  Accrued vacation pay           128       270       270
  Capitalized research
    and development costs         --        --        45
  Other individually
    immaterial items             616       331       547
                            --------  --------   -------
Total deferred tax assets     14,716    13,780     5,592
  Valuation allowance        (14,716)  (13,780)   (5,592)
                            --------  --------   -------
Net deferred tax assets     $     --  $     --   $    --
                            ========  ========   =======


         Approximately $700,000 of the deferred tax asset described above (and a similar amount of valuation allowance) relates to tax benefits of stock option exercises that may be realized in future years. When realized, these benefits will be allocated to paid-in capital.

         Under Statement of Financial Accounting Standards No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its deferred tax assets due to uncertainties surrounding their realization resulting from the Company's recent history of operating losses.

         The income before provision for income taxes provided by foreign operations was not material for any period presented. The undistributed earnings of the Company's foreign subsidiaries were not material at March 31, 1998.

7. BUSINESS COMBINATIONS

         In February 1996, the Company acquired all the assets of AMiGO S.A, a French-based distributor of the Company's VisualWorks product. In September 1997, the Company decided to spin-off the entity to its management. At the time of the acquisition, which was accounted for as a purchase, the Company made an initial payment of $688,000. In the second quarter of fiscal 1998, the Company paid an additional $150,000 in satisfaction of its "earnout" obligation under the acquisition agreement, in connection with revenues in France in accordance with the agreement for the specified time period. The Company also provided an additional $100,000 to the spin-off entity as working capital. Most of the initial purchase price, which included transaction costs, was allocated to intangible assets (included in other assets), a portion of which was amortized in fiscal 1997 and the balance of which was written off in connection with the spin-off. The results of operations of AMiGO, which have not been material in relation to those of the Company, are included in the consolidated results of operations for the period of ownership by the Company.

         On July 31, 1996, the Company acquired ObjectShare Systems, Inc. (OSI), a privately held corporation that developed and marketed add-on products for Smalltalk tools. The acquisition was accounted for as a purchase in which the Company paid $3.0 million in cash and assumed options for the purchase of 104,086 shares of the Company's common stock. In connection with the acquisition, the Company recorded intangible assets of $363,000 and charged to operations $2.9 million for acquired research and development. In connection with the restructuring of operations (Note 9), the Company charged to operations the unamortized portion of the intangible assets. The operating results of OSI have been included in the Company's consolidated results of operations from the date of acquisition.

                                ObjectShare, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

         On October 1, 1996, the Company acquired Polymorphic Software, Inc.
(PSI), a privately held corporation which developed and marketed Smalltalk tools and provided related consulting services. This acquisition was accounted for as a purchase in which the Company agreed to pay approximately $1.0 million in cash, of which $700,000 was paid during the third quarter, in exchange for all outstanding shares of PSI common stock. The operating results of PSI are included in the Company's consolidated results of operations from the date of acquisition. In connection with the acquisition, the Company recorded intangible assets of $403,000 and charged to operations $646,000 for acquired research and development. In connection with the restructuring of operations (Note 9), the Company charged to operations the unamortized portion of the intangible assets.

8. LEGAL PROCEEDINGS

           During the quarter ended December 31, 1996, the Company and its insurers agreed to settle a securities class action lawsuit filed against the Company and certain of its officers and directors on October 11, 1995, in the U.S. District Court for the Northern District of California. Under the terms of the settlement, a settlement fund of $3.1 million was established, of which $2,850,000 was paid by the Company's insurers and $250,000 was paid by the Company. The amount paid by the Company is included in interest and other income (expense) in the consolidated statements of operations for fiscal 1997. The settlement was approved by the court in March of 1997.

           The Company may be subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse affect on the Company's consolidated results of operations or consolidated financial position.

9. RESTRUCTURING CHARGES AND MERGER RELATED COSTS

         Restructuring and merger related expenses reflect charges recorded in connection with the restructuring of operations in the second quarter of fiscal 1998, and in the third and fourth quarters of fiscal 1997, and expenses incurred as a result of the merger with Digitalk, Inc. in the second quarter of fiscal 1996. In the restructurings, the Company reduced its total headcount by an aggregate of approximately 160 people, including employees and contractors, down to 112 at March 31, 1998. These actions were taken in an effort to reduce the Company's ongoing operating expenses. The Company recorded restructuring charges in the second quarter of fiscal 1998 of $2.6 million and in the third and fourth quarters of fiscal 1997 of approximately $2.2 million and $3.0 million, respectively, to cover severance benefits, the closing of excess facilities, write-down of acquired intangible assets related to discontinued products, and the write-down the value of excess computer equipment and office furniture.

         The fiscal 1998 restructuring costs and related liabilities are summarized below:

                                         Write-downs,
                                        payments, and       Accrued
                                       reclassifications  restructuring
                        Restructuring   through March     costs at March
(dollars in thousands)      costs         31, 1998         31, 1998
-----------------------------------------------------------------------
Severance
 benefits                 $   550        $   550          $    --
Closing of
  excess
  facilities                1,395            881              514
Intangible
  assets
  write-down                  584            564               20
Equipment and
  furniture
  write-down                   68             68               --
Other                          24             24               --
                        -----------    -----------      -----------
                          $ 2,621        $ 2,087           $  534
                        ===========    ===========      ===========

         The Company expects that the remaining $534,000 accrued restructuring costs at March 31, 1998 are adequate to cover remaining exposures and will be spent over the next twelve months. Such payments will be financed through current working capital. All amounts relating to the fiscal 1997 restructuring costs have been paid out as of March 31, 1998.

                                ObjectShare, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


10. INDUSTRY AND GEOGRAPHIC INFORMATION

         The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, distributors, and its subsidiaries.

         Export sales account for a significant portion of the Company's net revenues and are summarized as a percentage of net sales by geographic areas as follows:



                                       Year ended March 31,
-----------------------------------------------------------
                                      1998     1997     1996
                                      ----     ----     ----
United States                           69%      68%      69%
Export:
  Europe                                25       20       16
  Other international                    6       12       15
                                      ----     ----     ----
  Total                                100%     100%     100%
                                      ====     ====     ====


                                ObjectShare, Inc.



QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



         Summarized quarterly financial information for fiscal 1998 and 1997 is as follows:

                                        1st         2nd        3rd      4th       Total
(In thousands, except per share data)  Quarter    Quarter   Quarter   Quarter     Year
----------------------------------------------------------------------------------------------
FISCAL 1998:
  NET REVENUES                        $  5,122   $  4,752   $ 4,935   $ 5,431   $ 20,240
  GROSS PROFIT                        $  2,773   $  2,380   $ 2,645   $ 3,247   $ 11,045
  INCOME (LOSS) FROM OPERATIONS(1)    $ (2,615)  $ (5,031)  $  (533)  $   315   $ (7,864)
  NET INCOME (LOSS)                   $ (2,515)  $ (4,977)  $  (417)  $   327   $ (7,582)
  BASIC NET INCOME (LOSS) PER SHARE   $  (0.21)  $  (0.42)  $ (0.03)  $  0.03   $  (0.63)
SHARES USED IN COMPUTING BASIC
    NET INCOME (LOSS) PER SHARE         11,925     11,925    12,075    12,126     12,022
DILUTED NET INCOME (LOSS) PER SHARE   $  (0.21)  $  (0.42)  $ (0.03)  $  0.02      (0.63)
SHARES USED IN COMPUTING DILUTED
    NET INCOME (LOSS) PER SHARE         11,925     11,925    12,075    15,570     12,022

Fiscal 1997:
  Net revenues                        $ 11,548   $ 10,427   $ 8,089   $ 7,222   $ 37,286
  Gross profit                        $  7,212   $  5,525   $ 4,451   $ 4,182   $ 21,370
  Loss from operations(2)             $ (3,322)  $ (7,884)  $(6,789)  $(5,115)  $(23,110)
  Net loss                            $ (3,050)  $ (7,574)  $(6,914)  $(4,942)  $(22,480)
  Basic and diluted net loss
    per share                         $  (0.26)  $  (0.65)  $ (0.59)  $ (0.41)  $  (1.91)
  Shares used in computing basic
    and diluted net loss per share      11,600     11,775    11,800    11,900     11,775


(1) The second quarter of fiscal 1998 included $2,621,000 of restructuring costs as described in Note 9 to the consolidated financial statements.

(2) The second and third quarter of fiscal 1997 included $2,867,000 and $646,000, respectively, of charges for acquired research and development as described in Note 7 to the consolidated financial statements.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders

ObjectShare, Inc.



We have audited the accompanying consolidated balance sheets of ObjectShare, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ObjectShare, Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        /s/ Ernst & Young LLP



Orange County, California
May 21, 1998

                                 EXHIBIT INDEX

Exhibits.
---------
               2.1(2)    --   Conformed Agreement and Plan of Reorganization by
                              and among the Registrant, Boardwalk Merger
                              Subsidiary Co., a subsidiary of the Registrant
                              ("Merger Sub"), and Digitalk, Inc.

               2.2(2)    --   Agreement of Merger by and between Merger Sub and
                              Digitalk, Inc.

               3.1(1)    --   Certificate of Incorporation

               3.2(1)    --   Bylaws

               4.3(1)    --   Specimen of Common Stock Certificate

               10.2C*(3) --   Executive Bonus Plan for Fiscal 1997

               10.2D*(4) --   Executive Bonus Plan for Fiscal 1998

               10.3B*(1) --   1989 Stock Option Plan

               10.3Da*(3)--   1993 Stock Plan

               10.3E*(2) --   1995 Director Stock Option Plan

               10.3F*(3) --   Incentive and Nonstatutory Stock Option Plan
                              adopted by Digitalk, Inc., in 1992

               10.4C*(3) --   1993 Employee Stock Purchase Plan

               10.11*(1) --   Form of Indemnification Agreement between the
                              Registrant and each of its directors and executive
                              officers

               10.12*(2) --   Form of agreement between the Registrant and each
                              of its executive officers regarding a change of
                              control

               10.13A*(4)--   Agreement for Services between the Registrant and
                              Eugene L. Goda dated June 10, 1997

               10.13B*(4)--   Agreement for Services between the Registrant and
                              Ronald J. Clear dated June 10, 1997

               10.13C*(4)--   Agreement for Services between the Registrant and
                              James H. Smith dated June 10, 1997

               10.14     --   Lease Agreement (Irvine, CA) dated October 3, 1997
                              between the Registrant and Hale Property, Ltd.,
                              L.P.

               21.1      --   List of Subsidiaries

               23.1      --   Consent of Independent Auditors, Ernst & Young LLP

               27.1      --   Financial Data Schedule

(1) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-73008)

(2) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1995

(3) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1996

(4) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1997

 *     Management contract or compensatory plan