Form 10-Q
period 1998-06-30
OBJECTSHARE INC
filed 1998-08-14
CIK 916354

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      (mark one)

          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the quarter ended JUNE 30, 1998

                                       OR


          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the Transition Period from ______________to_____________.


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

                                 (949) 833-1122
              (Registrant's telephone number, including area code)


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

        As of July 31, 1998, the registrant had outstanding 12,319,845 shares of Common Stock.

                                OBJECTSHARE, INC.


                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 1998


                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets
        as of June 30, 1998 and March 31, 1998                         3

    Condensed Consolidated Statements of Operations
        for the three months ended June 30, 1998 and 1997              4

    Condensed Consolidated Statements of Comprehensive Income (Loss)
        for the three months ended June 30, 1998 and 1997              5

    Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 1998 and 1997             6

    Notes to Condensed Consolidated Financial Statements               7

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      9


PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                              14


SIGNATURE                                                             14

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                                OBJECTSHARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          June 30,         March 31,
                                                            1998             1998
                                                          --------         --------
ASSETS
Current assets:
    Cash and cash equivalents                             $  4,358         $  5,134
    Marketable securities                                       --              600
    Accounts receivable, net of allowance
      of $255 at June 30 and $622 at March 31                4,065            5,166
    Inventories                                                182              164
    Other current assets                                       799              819
                                                          --------         --------
        Total current assets                                 9,404           11,883
Property and equipment:
    Property and equipment                                   6,054            6,051
    Less accumulated depreciation                           (4,975)          (4,853)
                                                          --------         --------
        Net property and equipment                           1,079            1,198

Other assets                                                   540              174
                                                          --------         --------
        Total assets                                      $ 11,023         $ 13,255
                                                          ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $  1,056         $  1,134
    Accrued compensation                                       781            1,088
    Other accrued liabilities                                1,432            2,492
    Deferred revenue                                         2,590            3,215
    Accrued restructuring costs                                280              534
                                                          --------         --------
        Total current liabilities                            6,139            8,463

Commitments and contingencies                                   --               --
Stockholders' equity:
    Common stock, $0.001 par value:
    Authorized shares - 30,000
    Issued and outstanding shares -
      12,255 at June 30 and 12,199 at March 31                  12               12
    Additional paid-in capital                              50,047           49,992
    Accumulated deficit                                    (44,969)         (44,998)
    Accumulated other comprehensive loss                      (206)            (214)
                                                          --------         --------
        Total stockholders' equity                           4,884            4,792
                                                          ========         ========
        Total liabilities and stockholders' equity        $ 11,023         $ 13,255
                                                          ========         ========

See accompanying notes.

                                OBJECTSHARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                For the three months
                                                   ended June 30,
                                              -------------------------
                                                1998             1997
                                              --------         --------
Net revenues:
    License                                   $  2,182         $  1,782
    Service                                      2,294            3,340
                                              --------         --------
Total net revenues                               4,476            5,122

Cost of net revenues:
    License                                        177              385
    Service                                      1,084            1,964
                                              --------         --------
Total cost of net revenues                       1,261            2,349
                                              --------         --------
Gross profit                                     3,215            2,773
Operating expenses:
    Sales and marketing                          1,817            2,565
    Research and development                       897            1,541
    General and administrative                     787            1,282
    Restructuring costs                           (135)              --
                                              --------         --------
Total operating expenses                         3,366            5,388
                                              --------         --------
Loss  from operations                             (151)          (2,615)
Interest and other income, net                     131              117
                                              --------         --------
Loss before provision for income taxes             (20)          (2,498)
(Benefit) provision for income taxes               (49)              17
                                              --------         --------
Net income (loss)                             $     29         $ (2,515)
                                              ========         ========

Basic net income (loss) per share             $   0.00         $  (0.21)
                                              ========         ========

Shares used in computing basic
 net income (loss) per share                    12,231           11,925
                                              ========         ========

Diluted net income (loss) per share           $   0.00         $  (0.21)
                                              ========         ========

Shares used in computing diluted
 net income (loss) per share                    15,562           11,925
                                              ========         ========

See accompanying notes.

                                OBJECTSHARE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                   (Unaudited)

                                                        For the three months
                                                           ended June 30,
                                                       ----------------------
                                                        1998           1997
                                                       -------        -------
Net income (loss)                                      $    29        $(2,515)
                                                       -------        -------
    Other comprehensive income, net of tax:
        Foreign currency translation adjustment              8             (4)
                                                       -------        -------
Comprehensive income (loss)                            $    37        $(2,519)
                                                       =======        =======


See accompanying notes.

                                OBJECTSHARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               For the three months
                                                                  ended June 30,
                                                              -----------------------
                                                               1998            1997
                                                              -------         -------
Operating activities
Net income (loss)                                             $    29         $(2,515)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                   122             359
     Changes in operating assets and liabilities:
      Accounts receivable                                       1,101           1,544
      Inventories                                                 (18)             (3)
      Other current assets                                         20             141
      Accounts payable and accrued liabilities                 (1,445)           (152)
      Accrued restructuring costs                                (254)           (211)
      Deferred revenue                                           (625)           (495)
                                                              -------         -------
Net cash used in operating activities                          (1,070)         (1,332)

Investment activities
Purchases of property and equipment                                (3)            (13)
Maturities of marketable securities                               600           2,000
Increase in other assets                                         (366)            (55)
                                                              -------         -------
Net cash provided by  investing activities                        231           1,932

Financing activities
Proceeds from issuance of common stock, net of
  repurchases                                                      55              --
                                                              -------         -------
Net cash provided by financing activities                          55              --
                                                              -------         -------
Effect of exchange rate changes on cash
  and cash equivalents                                              8              (4)
                                                              -------         -------
Net (decrease) increase in cash and cash equivalents             (776)            596
Cash and cash equivalents at beginning of period                5,134           7,418
                                                              -------         -------
Cash and cash equivalents at end of period                    $ 4,358         $ 8,014
                                                              =======         =======

See accompanying notes.

                                OBJECTSHARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

    In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of the operations for interim periods presented. The operating results for the three months ended June 30, 1998 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 1999.

2.  Loss per Share

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

                                OBJECTSHARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


4.  Restructuring Costs

    The Company has recorded restructuring costs in prior years, the reserve balance at the beginning of fiscal 1999 was $534,000. In the first quarter of fiscal 1999, the Company made payments of $119,000 and recorded a return of reserve of $135,000 for events that were completed. The Company expects to utilize the remaining reserve in fiscal 1999.

5.  Software Revenue Recognition

    In October 1997, the Accounting Standards Executive Committee of the AICPA issued SOP 97-2, Software Revenue Recognition which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is intended to reduce the diversity in accounting for software revenue recognition and changes certain of the specific criteria for recognizing revenue related to software licensing arrangements. Specifically, the new SOP contains more restrictive revenue recognition provisions for software arrangements containing multiple elements (i.e. upgrades, enhancements, implementation and other services) similar to the arrangements entered into by the Company. Effective April 1998, the Company has implemented the provisions of the new SOP. Adoption of this new standard had no effect on the results of operations of the Company.

6.  Comprehensive Income

    In April 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and distributions to shareholders.

7.  Segment Information

    In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations and major customers. The Company will adopt Statement No. 131 at the end of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


ObjectShare, Inc. develops, markets and supports fully object-oriented application development tools for use in development of distributed client/server/web applications. The Company also provides a comprehensive range of services, including customer support, training and consulting as integral components of a complete solution. The Company's primary products are VisualWorks, VisualWave and Distributed Smalltalk, which are application development environments ("ADEs") based on the Smalltalk programming language, and PARTS for Java, a visual programming environment based on the Java programming language. VisualWorks, the Company's primary ADE, provides a visual programming environment that enables programmers to develop, deploy, and maintain applications ranging from workgroup and departmental applications to complex enterprise-wide mission-critical client/server applications.

A new management team was installed during fiscal 1998 to refocus key areas, including marketing, product development and services, sales and operations. These actions included leveraging and redirecting the Company's technology and consulting resources and revamping the marketing strategy to incorporate a more solutions and services-oriented approach.

The first quarter saw a substantial increase in bookings of professional services as the Company executes the strategy to expand its training and consulting practice to meet the demand for object and component expertise. Orders received included a consulting and services contract with Bell Atlantic that should total several million dollars over the next twelve months.

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

                                      Percentages of total net
                                         revenues for the          Percent Change
                                         three months ended         1998 compared
                                              June 30,                to 1997
                                        --------------------       --------------
                                        1998            1997        Three Months
                                        ----            ----        ------------
Net revenues:
    License                               49%             35%             22%
    Service                               51%             65%            (31%)
                                        ----            ----
Total net revenues                       100%            100%            (13%)

Cost of net revenues:
    License                                4%              8%            (54%)
    Service                               24%             38%            (45%)
                                        ----            ----
Total cost of net revenues                28%             46%            (46%)
                                        ----            ----
Gross margin                              72%             54%             16%

Operating expenses:
    Sales and marketing                   41%             50%            (29%)
    Research and development              20%             30%            (42%)
    General and administrative            18%             25%            (39%)
    Restructuring costs                   (4%)             0%             N/A
                                        ----            ----
Total operating expenses                  75%            105%            (38%)

Loss from operations                      (3%)           (51%)           (94%)
Interest and other income, net             3%              2%             12%
Loss before income taxes                   0%            (49%)           (99%)
(Benefit) provision for income taxes      (1%)             0%           (388%)
Net income(loss)                           1%            (49%)          (101%)
Gross margin:
    License                               92%             78%             44%
    Service                               53%             41%            (12%)

Net revenues
------------

Total net revenues for the three months ended June 30, 1998 were $4.5 million, a decrease of 13% from the comparable period of fiscal 1998.

License revenues for the first quarter of fiscal 1999 increased 22% from the comparable period of fiscal 1998. License sales, particularly renewals, are often seen as a barometer of marketplace acceptance. Accordingly, the sales increase in this market segment in the first quarter is viewed by management as an important indicator for the Company's new strategy. International sales in the first quarter of fiscal 1999 were $.5 million with 23% of the Company's revenues coming from outside the United States.

Service revenues for the first quarter of fiscal 1999 decreased 31% from the comparable period of fiscal 1998. Fiscal 1998's results reflected a backlog of service work that was being completed, which was not repeated in the first quarter of fiscal 1999. Service and training billings were light in the first part of the quarter, but increased in June and will continue to ramp up as newly-awarded contracts are started, including Bell Atlantic.

Cost of revenues
----------------

Cost of license revenues is primarily comprised of the cost of production of the Company's products and related royalties. Costs associated with license revenues decreased 54% from the comparable period of fiscal year 1998, due primarily to the reduction of royalties and lower packaging costs.

Cost of service revenues consists primarily of salaries, commissions, facility expenses, travel-related expenses, and advertising. Costs of service revenues for the first quarter of fiscal 1999 decreased by 45% from the comparable period of fiscal 1998, as consultant and training overheads and inefficiency have been greatly reduced, as a result of the prior year's restructuring.

Operating expenses
------------------

Operating expenses, excluding restructuring costs, declined $1.9 million compared to the first quarter of fiscal year 1998.

Sales and marketing expenses consisting primarily of salaries, commissions, travel-related expenses, and advertising, have declined by 29% and dropped by $748,000 over the same period of fiscal 1998. Marketing expenses are now at 41% of revenues. The decrease is largely due to the delayering of management, tightened marketing focus, and strategic direction, which resulted in a reduction of personnel and reductions in overall marketing expenditures.

Research and development expenses for the first quarter of fiscal 1999 were $.9 million, a decrease of 42% from the comparable period of fiscal 1998. The decrease was due to manpower reductions, refocusing of personnel to key development milestones, and reducing pure research.

General and administrative expenses for the first quarter were $.8 million, a decrease of 39% from the comparable period of fiscal 1998. This decrease was largely due to the reduction in workforce, which resulted in the cross training of personnel to handle different operational areas.

Interest and other income (expense), net
----------------------------------------

Interest and other income (expense), which includes foreign exchange gains of $70,000, was $131,000 in the first quarter of fiscal 1998 compared to $117,000 in the first quarter of the prior year.

Provision for income taxes
--------------------------

The Company recorded income for the first three months of fiscal 1999 and losses for the first three months of fiscal 1998, it provided for foreign taxes of $(49,000) and $17,000, respectively.

Restructuring Costs
-------------------

The Company has recorded restructuring costs in prior years, the reserve balance at the beginning of fiscal 1999 was $534,000. In the first quarter of fiscal 1999, the Company made payments of $119,000 and recorded a return of reserve of $135,000 for events that were completed. The Company expects to utilize the remaining reserve in fiscal 1999.

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

License revenues in any quarter depend on orders shipped. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has received a substantial portion of its product orders in the last month of the quarter, with a concentration of such orders in the last week. Delays in the receipt of orders can therefore cause significant variations in quarterly license revenues. License revenues may also be affected by seasonal trends, as well as other factors. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are completed.

The Company believes that its recent stabilization of license revenues and reductions in operating expenses has created a more stable environment, with turnover of technical staff substantially lower than in previous periods. Intense competition for qualified technical personnel continues to be a threat, in particular given the reduced size of the technical staff, however, turnover is frequently a product of organizational stability and development focus which the Company believes has clearly improved.

In the last several quarters, the Company has maximized its strategic partnerships to leverage complementary technologies. Considerable emphasis has been placed on partnership arrangements, in which the Company has assumed a project integration management role, resulting in a stronger systems solution selling strategy. Partnership relationships are subject to complex contractual and operational relationships and require both technical and commercial sophistication. However, the Company believes that the partnerships that have been entered into strengthen the firm's market reach and complement the Company's offerings.

The Company does not appear to have significant direct exposure to Asian market fluctuation as less than 5% of sales are to the region. Indirect impact on the Company as caused by the economic difficulties in Asia on the Company's customers is harder to predict and will vary from company to company.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash, cash equivalents and marketable securities of $4.4 million and working capital of $3.3 million compared to $5.7 million and $3.4 million, respectively, as of March 31, 1998.

The Company used cash for operations of $1.1 million in the first three months of fiscal 1999, which was comprised of decreases in accounts payable, accrued liabilities, accrued restructuring costs, and deferred revenues of $2.3 million, partially offset by a decrease in accounts receivable of $1.1 million and depreciation and amortization of $122,000. The Company has no significant capital commitments for fiscal 1999.

The Company believes it has adequate resources to sustain its present level of operations for at least the next twelve months. Management believes that its existing balances of cash, cash equivalents, and marketable securities, in combination with its return to operating profitability, should be sufficient to meet its cash requirements for continuing its core business.

The Company may from time to time consider the acquisition of products, technologies, or businesses complementary to its overall business strategy


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The exhibit listed below is filed herewith as part of this report.

      27   Financial Data Schedule

B) Reports on Form 8-K:

      No reports on Form 8-K were filed during the three months ended June 30, 1998.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 1998

OBJECTSHARE, INC. a
Delaware Corporation



By:    /s/ GLENN J. BROWN
      ----------------------------------------
      Glenn J. Brown
      Vice President and Chief Financial
      Officer (on behalf of the Registrant
      and as principal financial officer)

                 EXHIBIT INDEX


Exhibit No.      Description
------------     -----------

    27           Financial Data Schedule