Form 10-Q
period 1998-09-30
OBJECTSHARE INC
filed 1998-11-12
CIK 916354

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      (mark one)
          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended SEPTEMBER 30, 1998

                                       OR


          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________to__________.


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

        As of October 31, 1998, the registrant had outstanding 12,327,541 shares of Common Stock.

                                OBJECTSHARE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

                                                                    Page
                                                                   ------
PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets
        as of September 30, 1998 and March 31, 1998                    3

    Condensed Consolidated Statements of Operations for the
        three and six month periods ended September 30, 1998
        and 1997                                                       4

    Condensed Consolidated Statements of Comprehensive Income
        (Loss) for the three and six month periods ended
        September 30, 1998 and 1997                                    5

    Condensed Consolidated Statements of Cash Flows for the six
        months ended September 30, 1998 and 1997                       6

    Notes to Condensed Consolidated Financial Statements               7

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      9


PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders           15

ITEM 6. Exhibits and Reports on Form 8-K                              15


SIGNATURE                                                             15

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OBJECTSHARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           September 30,         March 31,
                                                               1998                1998
                                                           -------------         ---------
ASSETS
Current assets:
     Cash and cash equivalents                                $  2,983           $  5,134
     Marketable securities                                          --                600
     Accounts receivable, net of allowance
       of $291 at September 30 and $622 at March 31              3,899              5,166
     Inventories                                                   131                164
     Prepaid expenses and other current assets                     920                819
                                                              --------           --------
          Total current assets                                   7,933             11,883
Property and equipment:
     Property and equipment                                      6,142              6,051
     Less accumulated depreciation                              (5,141)            (4,853)
                                                              --------           --------
          Net property and equipment                             1,001              1,198

Other assets                                                       839                174
                                                              --------           --------
          Total assets                                        $  9,773           $ 13,255
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $    931           $  1,134
     Accrued compensation and related expenses                     724              1,088
     Other accrued liabilities                                     976              2,492
     Deferred revenue                                            2,021              3,215
     Accrued restructuring costs                                   101                534
                                                              --------           --------
          Total current liabilities                              4,753              8,463
Commitments and contingencies
Stockholders' equity:
    Common stock, $0.001 par value:
      Authorized shares - 30,000
      Issued and outstanding shares -
      12,328 at September 30 and 12,199 at March 31                 12                 12
    Additional paid-in capital                                  50,113             49,992
    Accumulated deficit                                        (44,959)           (44,998)
    Accumulated other comprehensive loss                          (146)              (214)
                                                              --------           --------
          Total stockholders' equity                             5,020              4,792
                                                              --------           --------
          Total liabilities and stockholders' equity          $  9,773           $ 13,255
                                                              ========           ========

See accompanying notes.

                                OBJECTSHARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       For the three months         For the six months
                                                       ended September 30,          ended September 30,
                                                      ----------------------      ----------------------
                                                        1998          1997          1998          1997
                                                      --------      --------      --------      --------
Net revenues:
    Service                                           $  2,940      $  3,041      $  5,233      $  6,381
    License                                              1,281         1,711         3,463         3,493
                                                      --------      --------      --------      --------
Total net revenues                                       4,221         4,752         8,696         9,874

Cost of net revenues:
    Service                                              1,311         1,889         2,395         3,853
    License                                                281           483           457           868
                                                      --------      --------      --------      --------
Total cost of net revenues                               1,592         2,372         2,852         4,721
                                                      --------      --------      --------      --------
Gross profit                                             2,629         2,380         5,844         5,153
Operating expenses:
    Sales and marketing                                  1,346         2,100         3,163         4,665
    Research and development                               800         1,302         1,697         2,843
    General and administrative                             514         1,212         1,301         2,494
    Restructuring costs                                    (31)        2,797          (167)        2,797
                                                      --------      --------      --------      --------
Total operating expenses                                 2,629         7,411         5,994        12,799
                                                      --------      --------      --------      --------
Income/(loss) from operations                               --        (5,031)         (150)       (7,646)
Interest income and other, net                              10            62           141           179
                                                      --------      --------      --------      --------
Income/(loss) before provision/(benefit)
  for income taxes                                          10        (4,969)           (9)       (7,467)
Provision/(benefit) for income taxes                        --             8           (48)           25
                                                      --------      --------      --------      --------
Net income/(loss)                                     $     10      $ (4,977)     $     39      $ (7,492)
                                                      ========      ========      ========      ========

Net income/(loss) per share:
  Basic                                               $   0.00      $  (0.42)     $   0.00      $  (0.63)
                                                      ========      ========      ========      ========
  Diluted                                             $   0.00      $  (0.42)     $   0.00      $  (0.63)
                                                      ========      ========      ========      ========

Shares used in computing income/(loss) per share:
  Basic                                                 12,303        11,925        12,268        11,925
                                                      ========      ========      ========      ========
  Diluted                                               13,769        11,925        14,181        11,925
                                                      ========      ========      ========      ========


See accompanying notes.

                                OBJECTSHARE, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  For the three months     For the six months
                                                   ended September 30,     ended September 30,
                                                  --------------------     -------------------
                                                  1998          1997       1998          1997
                                                  ----        -------      ----        -------
Net income/(loss)                                 $ 10        $(4,977)     $ 39        $(7,492)
                                                  ----        -------      ----        -------
   Other comprehensive income, net of tax:
      Foreign currency translation adjustment       60             (5)       68             (9)
                                                  ----        -------      ----        -------
Comprehensive income/(loss)                       $ 70        $(4,982)     $107        $(7,501)
                                                  ====        =======      ====        =======


See accompanying notes.

                                OBJECTSHARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           For the six  months
                                                           ended September 30,
                                                         ------------------------
                                                           1998           1997
                                                         -------          -------
Operating activities
Net income (loss)                                        $    39          $(7,492)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                            288            1,167
    Changes in operating assets and liabilities:
      Accounts receivable                                  1,267            2,259
      Inventories                                             33               63
      Prepaid expenses and other current assets             (101)             303
      Accounts payable and accrued liabilities            (2,083)          (1,181)
      Accrued restructuring costs                           (433)           1,326
      Deferred revenue                                     (,194)          (1,362)
                                                         -------          -------
Net cash used in operating activities                     (2,184)          (4,917)

Investment activities
(Decrease)/increase in other assets                         (665)              18
Purchases of property and equipment                          (91)             (50)
Maturities of marketable securities                          600               --
                                                         -------          -------
Net cash used in investing activities                       (156)             (32)

Financing activities
Proceeds from issuance of common stock                       121               19
                                                         -------          -------
Net cash provided by financing activities                    121               19
                                                         -------          -------

Effect of exchange rate changes on cash
  and cash equivalents                                        68               (9)
                                                         -------          -------
Net decrease in cash and cash equivalents                 (2,151)          (4,939)
Cash and cash equivalents at beginning of period
                                                           5,134            7,418
                                                         -------          -------
Cash and cash equivalents at end of period               $ 2,983          $ 2,479
                                                         =======          =======

See accompanying notes.

                                OBJECTSHARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

    In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all recurring adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of the operations for interim periods presented. The operating results for the six months ended September 30, 1998 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 1999.

2.  Earnings Per Share

    The Company has adopted SFAS 128, "Earnings Per Share," and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income
    (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.

3.  Cash Equivalents and Marketable Securities

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term marketable securities consist principally of debt instruments with maturities between three and twelve months.

4.  Restructuring Costs

    The Company has recorded restructuring costs in prior years, the reserve balance at the beginning of fiscal 1999 was $534,000. In the second quarter of fiscal 1999, the Company made payments of $148,000 and recorded a return of reserve of $31,000 for events that were completed. The Company expects to utilize the remaining reserve in fiscal 1999.

                                   OBJECTSHARE, INC.

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 (continued)
                                      (Unaudited)


5.  Other Assets

    Other assets consist of the following at:

                               SEPTEMBER 30,      MARCH 31,
                                   1998             1998
                               -------------      ---------

    Capitalized software         $667,000         $     --
    Deposits                      154,000          150,000
    Other                          18,000           24,000
                                 --------         --------

    Total                        $839,000         $174,000
                                 ========         ========

    The company's policy is to capitalize software development costs incurred subsequent to the time the products reach technological feasibility. Based on the Company's product development process, technological feasibility is generally established upon completion of a working model. However, for certain projects technological feasibility is determined after completion of the detailed program design.

6.  Software Revenue Recognition

    In October 1997, the Accounting Standards Executive Committee of the AICPA issued SOP 97-2, Software Revenue Recognition, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is intended to reduce the diversity in accounting for software revenue recognition and changes certain of the specific criteria for recognizing revenue related to software licensing arrangements. Specifically, the new SOP contains more restrictive revenue recognition provisions for software arrangements containing multiple elements (i.e. upgrades, enhancements, implementation and other services) similar to the arrangements entered into by the Company. Effective April 1998, the Company has implemented the provisions of the new SOP. Adoption of this new standard had no effect on the results of operation of the Company.

7.  Comprehensive Income

    In April 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by and distributions to stockholders.

8.  Segment Information

    In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to stockholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations and major customers. The Company will adopt Statement No. 131 at the end of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ObjectShare, Inc. develops and markets object-oriented product and service solutions, for use in creating distributed networking applications. The Company's range of services includes customer support, training and consulting as integral components of a complete solution. The Company's primary products are VisualWorks, VisualWave and Distributed Smalltalk, which are application development environments ("ADEs") based on the Smalltalk programming language, and PARTS for Java, a visual programming environment based on the Java programming language. VisualWorks, the Company's primary ADE, provides a visual programming environment that enables programmers to develop, deploy and maintain applications ranging from workgroup and departmental applications to complex enterprise-wide mission-critical client/server applications.

    A new management team was installed during the Company's fiscal year ended March 31, 1998, to refocus key areas, including marketing, product development and services, sales and operations. These actions included leveraging and redirecting the Company's technology and consulting resources and revamping the marketing strategy to incorporate a more solutions and services-oriented approach.

    The new management team has achieved three straight quarters of net income, following three straight years of losses. This has been achieved largely through successful expansion of the Company's professional services offerings in object and component consulting and training, together with significant reductions in expenditures. Training and consulting revenues increased 20% during the quarter ended September 30, 1998 versus the comparable period last year.

    New orders for object-oriented program language training hit an all-time high with orders exceeding $1.2 million in the quarter. Consulting bookings also continued to grow as Bell Atlantic signed contract addendums, growing the total contract from Bell Atlantic another 37% above the multi-million dollar levels announced earlier this year, driving overall backlog up from $
    6.8 million at June 30, 1998 to $7.4 million at September 30, 1998.

    License revenues decreased 25% during the quarter ended September 30, 1998 versus the comparable period last year. The decline in revenue reflects a continued weakness in the overall software product market, as well as a continued weakness in demand for the Company's Smalltalk product. Also, the present environment for selling software tools for custom application development is very difficult and is expected to remain lackluster until 2000, as many customers have shifted their IT focus on ensuring Y2K (Year
    2000) compliance, delaying other development projects until Y2K and ERP implementations have been successfully completed. The ability to successfully offer high value-added consulting and training expertise into the voracious market demand for those services has been a significant area for revenue growth for ObjectShare, Inc., as it has been for IBM, Oracle and other major technology companies.

    Cost controls continue to play an important part in the Company's return to profitability. Overall personnel declined from 116 at June 30, 1998 to 112 at September 30, 1998, with significant growth in consulting and training headcounts being offset with streamlining of administrative and back-office personnel. 61% of all personnel are now in direct technology development, services or customer support, 28% in direct sales and marketing and only 11% in administration. These ratios are expected to improve in the 3rd and 4th quarters, as services will continue to expand, driving better utilization and more hiring direct for contract requirements.

    The Company's balance sheet remains strong with days sales outstanding dropping down to 76 days from 88 days at the end of June. Cash balances decreased to $ 3.0 million during the quarter. The Company continues to operate without debt and with minimal inventories. Capitalized software increased by $346,000 with the completion of the Company's new middleware product, VEOS during the second quarter.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (I) the percentage of net revenues represented by certain line items in the Company's Condensed Consolidated Statements of Operations, (II) the gross margins on license and service revenues and (III) the percentage changes from the preceding periods.

                                      Percentage of total net revenues
                                                   for the
                                      --------------------------------
                                       Three months       Six months
                                           ended             ended
                                       September 30,     September 30,        Percent change
                                      --------------     -------------       of dollar amounts
                                      1998      1997     1998     1997     1998 compared to 1997
                                      ----      ----     ----     ----     ---------------------
   Net revenues:
     Service                             70%       64%      60%      65%       (3%)      (18%)
     License                             30%       36%      40%      35%      (25%)       (1%)
                                     -------- --------- -------- --------
   Total net revenues                   100%      100%     100%     100%      (11%)      (12%)
   Cost of net revenues:
     Service                             31%       40%      28%      39%      (31%)      (38%)
     License                              7%       10%       5%       9%      (42%)      (47%)
                                     -------- --------- -------- --------
   Total cost of net revenues            38%       50%      33%      48%      (33%)      (40%)
                                     -------- --------- -------- --------
   Gross margin                          62%       50%      67%      52%        10%        13%
   Operating expenses:
     Sales and marketing                 32%       44%      36%      47%      (36%)      (32%)
     Research and development            19%       27%      20%      29%      (39%)      (40%)
     General and administrative          12%       26%      15%      25%      (58%)      (48%)
     Restructuring costs                 (1%)      59%      (2%)     28%     (101%)     (106%)
                                     -------- --------- -------- --------
   Total operating expenses              62%      156%      69%     129%      (65%)      (53%)
                                     -------- --------- -------- --------
   Income/(loss) from operations          0%     (106%)     (2%)    (77%)    (100%)      (98%)
   Interest and other income, net         0%        1%       2%       2%      (84%)      (21%)
                                     -------- --------- -------- --------
   Income/(loss) before income            0%     (105%)      0%     (75%)    (100%)     (100%)
   taxes
   Provision/(benefit) for income         0%        0%      (1%)      0%     (100%)     (292%)
   taxes
                                     -------- --------- -------- --------
   Net income/(loss)                      0%     (105%)      1%     (75%)    (100%)     (101%)
   Gross margin:
     License                             78%       72%      87%      75%      (19%)       15%
     Service                             55%       38%      54%      40%       41%        12%


Net revenues
------------

Total net revenues for the second quarter and six months ended September 30, 1998 were $4.2 million and $8.7 million, respectively, a decrease of 11% and 12%, respectively, from the comparable periods of fiscal 1998.

Service revenues for the second quarter and first six months of fiscal 1999 decreased 3% and 18%, respectively, from the comparable periods of fiscal 1998. Maintenance backlog, tied directly to license sales in previous periods, dropped 33% during the quarter ended September 30, 1998 versus the comparable period last year, as 1998's results reflected bookings from fiscal 1997 and license sales are running at far lower rates in fiscal 1999. This was offset by a 20% increase in training and consulting revenue compared to the second quarter of fiscal 1998, highlighted by the Bell Atlantic contract spooling up and strong training demand.

License revenues for the second quarter and first six months of fiscal 1999 decreased 25% and 1%, respectively, from the comparable periods of fiscal 1998. The decline is attributable to lower sales of development environments and the continuing diversion of development dollars to Year 2000 issues by potential customers. International license revenues in the second quarter of fiscal 1999 were $265,000 or 21% of license revenue.

Cost of revenues
----------------

Cost of service revenues consists primarily of salaries, commissions, facility expenses, travel-related expenses, and advertising expenses. Costs of service revenues for the second quarter and first six months of fiscal 1999 decreased by 31% and 38%, respectively, from the comparable periods of fiscal 1998, as consultant and training overhead expenses have been reduced, as a result of the prior year's restructuring. This cost as a percentage of service revenues in the second quarter and first six months was 45% and 46%, respectively, compared to 62% and 60%, respectively in the comparable periods of fiscal 1998.

Cost of license revenues is primarily comprised of the cost of production of the Company's products and related royalties. Costs associated with license revenues for the second quarter and first six months of fiscal 1999 decreased 42% and 47%, respectively, from the comparable periods of fiscal year 1998, due primarily to the reduction of license revenues along with a reduction of royalties and lower packaging costs. This cost as a percentage of license revenues in the second quarter and first six months was 22% and 13%, respectively, compared to 28% and 25%, respectively in the comparable periods of fiscal 1998.

Operating expenses
------------------

Operating expenses for the second quarter and first six months of fiscal 1999, excluding restructuring costs, declined 42% and 38%, respectively, from the comparable periods of fiscal year 1998.

Sales and marketing expenses consist primarily of salaries, commissions, facility expenses, travel-related expenses, and advertising. These expenses for the second quarter and first six months of fiscal 1999 were $1.3 million and $3.2 million, respectively, representing a decrease of 36% and 32%, respectively, over the comparable periods of fiscal 1998. The decrease is largely due to the delayering of management, tightened marketing focus and strategic direction, which resulted in a reduction of personnel and reduction in overall marketing expenditures.

Research and development expenses for the second quarter and first six months of fiscal 1999 were $800,000 and $1.7 million, respectively, representing a decrease of 39% and 40%, respectively, over the comparable periods of fiscal 1998. The decrease was due to the capitalization of certain software development costs, personnel reductions and refocusing of personnel to key development milestones.

General and administrative expenses for the second quarter and first six months of fiscal 1999 were $514,000 and $1.3 million, respectively, representing a decrease of 58% and 48%, respectively, over the comparable periods of fiscal 1998. This decrease was largely due to the reduction in workforce, which was achieved in part through improved cross training of personnel to handle different operational areas and improved staff expertise in key areas.

Interest and other income, net
------------------------------

Interest and other income, which includes foreign exchange losses of $30,000, was $10,000 in the second quarter of fiscal 1999 compared to $62,000 in the second quarter of the prior year. This decrease also reflects lower interest income from reduced cash and marketable securities balances.

Provision for income taxes
--------------------------

The Company recorded income for the second quarter of fiscal 1999 compared to losses for the comparable period of fiscal 1999. It recorded a benefit of $48,000 in the first six months of fiscal 1999 for foreign taxes paid in prior periods compared to provisions of $8,000 and $25,000 for the second quarter and first six months of fiscal 1998, respectively.

Restructuring costs
-------------------

The Company has recorded restructuring costs in prior years, the reserve balance at the beginning of fiscal 1999 was $534,000. In the second quarter of fiscal 1999, the Company made payments of $148,000 and recorded a return of reserve of $31,000 for events that were completed. The Company expects to utilize the remaining reserve in fiscal 1999.

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

License revenues in any quarter depend on orders shipped. The Company generally ships orders as received and, as a result, typically has little or no product backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has received a substantial portion of its product orders in the last month of the quarter, with a concentration of such orders in the last week. Delays in the receipt of orders can therefore cause significant variations in quarterly license revenues. License revenues may also be affected by seasonal trends, as well as other factors. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are completed.

The Company believes that its recent stabilization of total revenues and reductions in operating expenses have created a more stable environment, which has resulted in lower turnover of technical staff during the past three quarters. Intense competition for qualified technical personnel continues to be a threat, in particular given the reduced size of the technical staff. In the last several quarters, the Company has focused on improving its strategic marketing and technology relationships to leverage complementary technologies.

The Company does not appear to have significant direct exposure to Asian market fluctuation as less than 5% of sales are to the region. Indirect impact on the Company as caused by the economic difficulties in Asia on the Company's customers is harder to predict.

Year 2000 Compliance
--------------------

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected to process data related to the year 2000 and beyond. The problems are expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem". The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including internal business, infrastructure, networks and telecommunications equipment. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations and governmental entities, both domestic and international, for accurate exchange of data.

The Company is continuing to assess the impact that the Year 2000 Problem may have on its operations and has identified the following four key areas of its business that may be affected:

Products - The Company has completed Year 2000 compliance testing on its currently supported products. Based upon the evaluation and testing completed, the Company believes that its currently supported products are Year 2000 compliant. The Company's testing did not assess compliance of products modified by customers or third parties nor did it assess compliance of products connected to individual customer work environments.

Internal Business Systems - The Year 2000 Problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems, infrastructure, networks and telecommunications systems. The Company has completed its assessment phase and believes that it has identified substantially all of the major systems, software applications and related equipment used in connection with its internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to its business. The Company is currently in its remediation phase of modifying and upgrading all affected systems and expects to complete this phase by the beginning of the fourth quarter of fiscal year 1999. However, any unforeseen problems that occur during the testing phase may adversely effect the Company's Year 2000 readiness.

Third-Party Suppliers - The Company relies, directly and indirectly, on external systems utilized by its suppliers. The Company will request confirmation from its suppliers of their Year 2000 compliance; however, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 Problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

Facility Systems - Systems such as heating, sprinklers, test equipment and security systems at the Company's facilities may also be affected by the Year 2000 Problem. The Company has contacted its facility owners seeking assurances of Year 2000 compliance.

The Company has incurred $35,000 as of September 30, 1998 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $50,000 to $75,000. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

The Company recognizes the need for developing contingency plans to address the Year 2000 issues that may pose a significant risk to its on going operations. Such plans could include the implementation of manual procedures to compensate for system deficiencies. During the remediation phase of the internal business systems, the Company will be evaluating potential failures and attempt to develop responses in a timely manner. However, there can be no assurance that any contingency plans evaluated and potentially implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash, cash equivalents and marketable securities of $3.0 million and working capital of $3.2 million compared to $5.7 million and $3.4 million, respectively, as of March 31, 1998.

The Company used cash for operations of $2.2 million in the first six months of fiscal 1999, which was comprised largely of decreases in accrued liabilities of $2.5 million and deferred revenue of $1.2 million, offset by a decrease in accounts receivable of $1.3 million. Cash used for investing was $156,000, consisting of $91,000 of capital expenditures and capitalized software of $667,000 which was offset by the maturity of $600,000 of short term investments. Net cash provided by financing activities was $121,000 which was generated from the issuance of common stock under the Company's Employee Stock Purchase Plan. The Company has no significant capital commitments for fiscal 1999.

The Company believes it has adequate resources to sustain its present level of operations for at least the next twelve months. Management believes that its existing balances of cash and cash equivalents in combination with cash expected to be generated from operations, should be sufficient to meet its cash requirements for continuing its core business.

The Company may from time to time consider the acquisition of products, technologies or businesses complementary to its overall business strategy

FORWARD - LOOKING STATEMENTS / FUTURE PROSPECTS

This Form 10-Q includes a number of forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results and financial position to be affected negatively as events unfold in the market for the Company's products. These events include, but are not limited to, the risks inherent in the development and marketing of relatively new technologies, and the Company's ability to deliver competitive products, retain key employees and maintain sufficient sales revenue to fund ongoing research and development, as well as the risks discussed below under "Factors Affecting Future Results". The Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance. The Company intends that its forward looking statements be protected by the safe harbors provided in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1998 Annual Meeting of Stockholders on September 17, 1998. The stockholders voted as follows:

               1. The stockholders elected each of the five nominees for director, to serve until the next Annual Meeting of Stockholders. The elected directors are: Eugene Goda (9,663,344 shares for, 256,728 shares withheld), Jos Henkens (9,583,934 shares for, 336,138 shares withheld), Lester "Buck" Hill (9,663,294 shares for, 256,778 shares withheld), Sam Inman (9,603,135 shares for, 316,937 shares withheld), and James Sutter (9,523,757 shares for, 396,315 shares withheld). There were no broker non-votes. These five directors constitute all of the members of the Board of Directors.

               2. The stockholders approved an amendment to the Company's 1993 Stock Plan to increase by 500,000 the number of shares authorized for issuance thereunder (9,010,703 shares for, 889,832 shares against, 19,537 shares abstaining and 0 broker non-votes).

               3. The stockholders approved an amendment to the Company's 1993 Employee Stock Purchase Plan to increase by 100,000 the number of shares available for issuance thereunder (9,626,358 shares for, 274,027 against, 19,687 abstaining and 0 broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The exhibit listed below is filed herewith as part of this report.

      Exhibit No. 27 - Financial Data Schedule

B) Reports on Form 8-K:

      No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 1998

                                     OBJECTSHARE, INC. a
                                     Delaware Corporation


                                     By:   /s/ GLENN J. BROWN
                                          ------------------------------------
                                          Glenn J. Brown
                                          Vice President and Chief Financial
                                          Officer (on behalf of the Registrant
                                          and as principal financial officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
------------      -----------

     27           Financial Data Schedule