Form 10-Q/A
period 1998-06-30
OBJECTSHARE INC
filed 1999-02-22
CIK 916354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
           ____________.

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

     Item 1 of this Form 10-Q/A contains restated financial statements for the three month period ended June 30, 1998 (see Note 2 of Notes to Restated Condensed Consolidated Financial Statements). Item 2 contains a revised Management's Discussion and Analysis of Financial Condition and Results of Operations that gives effect to the restated financial statement amounts set forth in Item 1 and information as to the Company's liquidity as of the date this Form 10-Q/A is filed.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               OBJECTSHARE, INC.

                                  FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I. FINANCIAL INFORMATION

Item
  1.    Condensed Consolidated Financial Statements.................      2
        Condensed Consolidated Balance Sheets as of June 30, 1998
        (Unaudited) (Restated -- Note 2) and March 31, 1998.........      2
        Condensed Consolidated Statements of Operations (Unaudited)
        for the three months ended June 30, 1998 (Restated -- Note
        2) and 1997.................................................      3
        Condensed Consolidated Statements of Comprehensive Income
        (Loss) (Unaudited) for the three months ended June 30, 1998
        (Restated -- Note 2) and 1997...............................      4
        Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the three months ended June 30, 1998 (Restated -- Note
        2) and 1997.................................................      5
        Notes to Restated Condensed Consolidated Financial
        Statements (Unaudited)......................................      6
Item    Management's Discussion and Analysis of Financial Condition
  2.    and Results of Operations...................................      8

PART II. OTHER INFORMATION

Item
  6.    Exhibits and Reports on Form 8-K............................     13
SIGNATURE...........................................................     13

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               OBJECTSHARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                JUNE 30,      MARCH 31,
                                                                  1998          1998
                                                              ------------    ---------
                                                              (UNAUDITED)
                                                              (RESTATED --
                                                                NOTE 2)
Current assets:
  Cash and cash equivalents.................................    $  4,358      $  5,134
  Marketable securities.....................................          --           600
  Accounts receivable, net of allowance of $255 at June 30
     and $622 at March 31...................................       3,390         5,166
  Inventories...............................................         186           164
  Prepaid expenses and other current assets.................         739           819
                                                                --------      --------
          Total current assets..............................       8,673        11,883
Property and equipment:
  Property and equipment....................................       6,054         6,051
  Less accumulated depreciation.............................      (4,975)       (4,853)
                                                                --------      --------
          Net property and equipment........................       1,079         1,198
Other assets................................................         455           174
                                                                --------      --------
          Total assets......................................    $ 10,207      $ 13,255
                                                                ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,056      $  1,134
  Accrued compensation and related expenses.................         781         1,088
  Other accrued liabilities.................................       1,414         2,492
  Deferred revenue..........................................       2,599         3,215
  Accrued restructuring costs...............................         280           534
                                                                --------      --------
          Total current liabilities.........................       6,130         8,463
Commitments and contingencies...............................          --            --
Stockholders' equity:
  Common stock, $0.001 par value:
     Authorized shares -- 30,000
     Issued and outstanding shares -- 12,255 at June 30 and
      12,199 at March 31....................................          12            12
  Additional paid-in capital................................      50,047        49,992
  Accumulated deficit.......................................     (45,776)      (44,998)
  Accumulated other comprehensive loss......................        (206)         (214)
                                                                --------      --------
          Total stockholders' equity........................       4,077         4,792
                                                                --------      --------
          Total liabilities and stockholders' equity........    $ 10,207      $ 13,255
                                                                ========      ========

                            See accompanying notes.

                               OBJECTSHARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                  1998         1997
                                                              ------------    -------
                                                              (RESTATED --
                                                                NOTE 2)
Net revenues:
  Service...................................................    $ 2,285       $ 3,340
  License...................................................      1,418         1,782
                                                                -------       -------
Total net revenues..........................................      3,703         5,122
Cost of net revenues:
  Service...................................................      1,084         1,964
  License...................................................        173           385
                                                                -------       -------
Total cost of net revenues..................................      1,257         2,349
                                                                -------       -------
Gross profit................................................      2,446         2,773
Operating expenses:
  Sales and marketing.......................................      1,817         2,565
  Research and development..................................      1,002         1,541
  General and administrative................................        720         1,282
  Restructuring costs.......................................       (135)           --
                                                                -------       -------
Total operating expenses....................................      3,404         5,388
                                                                -------       -------
Loss from operations........................................       (958)       (2,615)
Interest and other income, net..............................        131           117
                                                                -------       -------
Loss before provision/(benefit) for income taxes............       (827)       (2,498)
(Benefit)/provision for income taxes........................        (49)           17
                                                                -------       -------
Net loss....................................................    $  (778)      $(2,515)
                                                                =======       =======
Basic and diluted net loss per share........................    $ (0.06)      $ (0.21)
                                                                =======       =======
Shares used in computing basic and diluted net loss per
  share.....................................................     12,231        11,925
                                                                =======       =======

                            See accompanying notes.

                               OBJECTSHARE, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                          COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                  1998         1997
                                                              ------------    -------
                                                              (RESTATED --
                                                                NOTE 2)
Net loss....................................................     $(778)       $(2,515)
  Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment................         8             (4)
                                                                 -----        -------
Comprehensive loss..........................................     $(770)       $(2,519)
                                                                 =====        =======

                            See accompanying notes.

                               OBJECTSHARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                  1998         1997
                                                              ------------    -------
                                                              (RESTATED --
                                                                NOTE 2)
Operating activities:
Net loss....................................................    $  (778)      $(2,515)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        122           359
  Changes in operating assets and liabilities:
     Accounts receivable....................................      1,776         1,544
     Inventories............................................        (22)           (3)
     Other current assets...................................         80           141
     Accounts payable and accrued liabilities...............     (1,463)         (152)
     Accrued restructuring costs............................       (254)         (211)
     Deferred revenue.......................................       (616)         (495)
                                                                -------       -------
Net cash used in operating activities.......................     (1,155)       (1,332)
Investment activities:
Capitalized software........................................       (236)           --
Purchases of property and equipment.........................         (3)          (13)
Maturities of marketable securities.........................        600         2,000
Increase in other assets....................................        (45)          (55)
                                                                -------       -------
Net cash provided by investing activities...................        316         1,932
Financing activities:
Proceeds from issuance of common stock, net of
  repurchases...............................................         55            --
                                                                -------       -------
Net cash provided by financing activities...................         55            --
Effect of exchange rate changes on cash and cash
  equivalents...............................................          8            (4)
                                                                -------       -------
Net (decrease) increase in cash and cash equivalents........       (776)          596
Cash and cash equivalents at beginning of period............      5,134         7,418
                                                                -------       -------
Cash and cash equivalents at end of period..................    $ 4,358       $ 8,014
                                                                =======       =======

                            See accompanying notes.

                               OBJECTSHARE, INC.

         NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting only of normal recurring adjustments, except for the restatement adjustments discussed in Note 2) necessary for a fair presentation of the financial position and results of the operations for interim periods presented. The operating results for the three months ended June 30, 1998 are not necessarily indicative of the results for any future period.

 2. RESTATEMENT

     On February 17, 1999, the Company reported that in preparing its condensed consolidated financial statements for the quarter and nine month period ended December 31, 1998, the Company identified accounting issues in the condensed financial statements contained in its previously filed Form 10-Qs for the quarters ended June 30 and September 30, 1998. Such issues primarily related to the recognition of software license revenue (see Note 7) and the capitalization of software development costs. The accompanying restated condensed consolidated statement of operations for the three months ended June 30, 1998 reflects the following adjustments: a reduction of software license revenue of $764,000; additional software development expense of $85,000 for costs that were originally capitalized; and other net adjustments of ($42,000). As a result, the Company's net loss for the three months ended June 30, 1998 is $778,000 rather than net income of $29,000 as originally reported.

 3. LOSS PER SHARE

     The Company has adopted SFAS 128, "Earnings Per Share," and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net loss per share for financial statement purposes. Basic net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.

 4. CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term marketable securities consist principally of debt instruments with maturities between three and twelve months.

 5. RESTRUCTURING COSTS

     The Company has recorded restructuring costs in prior years, the reserve balance at the beginning of fiscal 1999 was $534,000. In the first quarter of fiscal 1999, the Company made payments of $119,000 and recorded a return to operations of reserves of $135,000 provided in prior years for events that were completed in the current period. The Company expects to utilize the remaining reserve in fiscal 1999.

                               OBJECTSHARE, INC.

         NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (CONTINUED)
                                  (UNAUDITED)

 6. OTHER ASSETS

     Other assets consist of the following at:

                                                              RESTATED
                                                              JUNE 30,    MARCH 31,
                                                                1998        1998
                                                              --------    ---------
Capitalized software........................................  $236,000    $     --
Deposits....................................................    70,000     150,000
Other.......................................................   149,000      24,000
                                                              --------    --------
Total.......................................................  $455,000    $174,000
                                                              ========    ========

     The company's policy is to capitalize software development costs incurred subsequent to the time the products reach technological feasibility. Based on the Company's product development process, technological feasibility is generally established upon completion of a working model. Amortization of capitalized software development costs commences when products are available for general release to customers and is determined using the straight-line method over the expected useful life of the related products.

 7. SOFTWARE REVENUE RECOGNITION

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

 8. COMPREHENSIVE INCOME

     In April 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and distributions to stockholders.

 9. SEGMENT INFORMATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ObjectShare, Inc. develops and supports object-oriented software development solutions that allow customers to create distributed, customized business applications. The Company's range of services includes customer support, training and consulting as integral components of a complete solution, as well as a family of products known as application development environments ("ADEs") including VisualWorks Smalltalk and PARTS for Java, a visual programming environment based on the Java programming language.

     Included in the range of services that the Company provides are:

- Technical and program management consulting services assisting or providing turn-key solutions in a wide range of industries, including telecommunications, banking, insurance, manufacturing, distribution, energy and others, utilizing object-oriented development technology.

- Training customer's personnel in object-oriented application software development and methods utilizing computer-based training tools, curriculum management and in-depth subject and teaching expertise.

- ADEs that provide visual programming environments that enable programmers to develop, deploy and maintain applications ranging from workgroup and departmental applications to complex enterprise-wide mission-critical client/server and Web-enabled applications.

     On February 17, 1999, the Company reported that in preparing its condensed consolidated financial statements for the quarter and nine month period ended December 31, 1998, the Company identified accounting issues in the condensed financial statements contained in its previously filed Form 10-Qs for the quarters ended June 30 and September 30, 1998. Such issues primarily related to the recognition of software license revenue and the capitalization of software development costs. The accompanying restated condensed consolidated statement of operations for the three months ended June 30, 1998 reflect the following adjustments: a reduction of software license revenue of $764,000; additional software development expense of $85,000 for costs that were originally capitalized; and other net adjustments of ($42,000). As a result, the Company's net loss for the three months ended June 30, 1998 is $778,000 rather than net income of $29,000 as originally reported. This amended filing contains the restated financial information and related disclosures for the three months ended June 30, 1998. The following discussion of quarterly financial statement information included in this amended filing reflects, where appropriate, changes as a result of the restatements and information as to the Company's liquidity as of the date this form 10-Q/A is filed.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (I) the percentage of net revenues represented by certain line items in the Company's Condensed Consolidated Statements of Operations, (II) the gross margins on license and service revenues and (III) the percentage changes from the preceding periods.

                                        PERCENTAGES OF TOTAL NET REVENUES
                                            FOR THE THREE MONTHS ENDED           PERCENT CHANGE
                                        ----------------------------------       RESTATED 1998
                                        JUNE 30, 1998       JUNE 30, 1997       COMPARED TO 1997
                                        --------------      --------------      ----------------
                                          (RESTATED)                               (RESTATED)
Net revenues
  Service.............................         62%                 65%                 (32)%
  License.............................         38                  35                  (20)
                                             ----                ----
Total net revenues....................        100                 100                  (28)
Cost of net revenues
  Service.............................         29                  38                  (45)
  License.............................          5                   8                  (55)
                                             ----                ----
Total cost of net revenues............         34                  46                  (46)
                                             ----                ----
Gross margin..........................         66                  54                  (12)
Operating expenses
  Sales and marketing.................         49                  50                  (29)
  Research and development............         27                  30                  (35)
  General and administrative..........         20                  25                  (44)
  Restructuring costs.................         (4)                 --                 (100)
                                             ----                ----
Total operating expenses..............         92                 105                  (37)
                                             ----                ----
Loss from operations..................        (26)                (51)                 (63)
Interest and other income, net........          4                   2                   12
                                             ----                ----
Loss before income taxes..............        (22)                (49)                 (67)
(Benefit) provision for income
  taxes...............................         (1)                 --                 (388)
                                             ----                ----
Net loss..............................        (21)%               (49)%                (69)
                                             ====                ====
Gross margin
  Service.............................         53%                 41%                 (13)
  License.............................         88%                 78%                 (11)

  Net revenues

     Total net revenues for the three months ended June 30, 1998 were $3.7 million, a decrease of 28% from the comparable period of fiscal 1998.

     Service revenues for the first quarter of fiscal 1999 decreased 32% from the comparable period of fiscal 1998. The results for the first quarter of fiscal 1998 reflected a backlog of service work that was being completed during the first quarter of fiscal 1998, and a similar level of work was not repeated in the first quarter of fiscal 1999. Billings do not reflect the booking of the Bell Atlantic consulting work which commenced in the second quarter of fiscal 1999.

     License revenues for the first quarter of fiscal 1999 decreased 20% from the comparable period of fiscal 1998. The decrease in this market segment in the first quarter is primarily a result of weakened demand for Smalltalk IDE's, and the termination of the VSE product line in prior years. The decline in revenue reflects a continued weakness in the overall software development tools market, as well as a continued weakness in demand for Smalltalk products. Also, the present environment for selling software tools for custom application development is very difficult and is expected to remain difficult until at least 2000, as many customers have shifted their IT (Information Technology) focus to ensuring Y2K (Year 2000) compliance, thus delaying other development projects until Y2K implementations have been successfully completed. International license revenue in the first quarter of fiscal 1999 was $274,000 with 19% of the Company's revenues coming from outside the United States.

  Cost of revenues

     Cost of service revenues consists primarily of salaries, facility expenses, and travel-related expenses. Costs of service revenues for the first quarter of fiscal 1999 decreased by 45% from the comparable period of fiscal 1998 because consultant and training overheads were greatly reduced as a result of the prior year's restructuring. This cost as a percentage of service revenues in the three months ended June 30, 1998 was 47% compared to 59% in the comparable period of fiscal 1998.

     Cost of license revenues is primarily comprised of the cost of production of the Company's products and related royalties. Costs associated with license revenues decreased 55% from the comparable period of fiscal year 1998, due primarily to the reduction of royalties and lower packaging costs. This cost as a percentage of license revenues in the three months ended June 30, 1998 was 12% compared to 22% in the comparable period of fiscal 1998. The gross margin was higher in the first quarter of fiscal 1999 due to lower packaging and royalty costs.

  Operating expenses

     Operating expenses for the first quarter of fiscal 1999, excluding restructuring costs, declined $1.8 million compared to the first quarter of fiscal year 1998.

     Sales and marketing expenses consisting primarily of salaries, commissions, facility expenses, travel-related expenses, and advertising, declined by 29% and dropped by $748,000 over the same period of fiscal 1998. Sales and marketing expenses were at 49% of revenues for the first quarter of fiscal 1999 compared to 50% in the first quarter of fiscal 1998. The decrease is largely due to a reduction of personnel and reductions in overall marketing expenditures.

     Research and development expenses for the first quarter of fiscal 1999 were $1.0 million, a decrease of 35% from the comparable period of fiscal 1998. The decrease was due to manpower reductions, and the capitalization of software production costs aggregating $236,000 related to the Company's VEOS product, after the project achieved technological feasibility in April 1998. During the first quarter of fiscal 1998, the Company was not working on any development projects that qualified for capitalization and, as a result, all its related development costs were expensed.

     General and administrative expenses for the first quarter were $720,000, a decrease of 44% from the comparable period of fiscal 1998. This decrease was largely due to the reduction in workforce, which resulted in the cross training of personnel to handle different operational areas.

  Restructuring Costs

     The Company has recorded restructuring costs in prior years. The reserve balance at the beginning of fiscal 1999 was $534,000. In the first quarter of fiscal 1999, the Company made payments of $119,000 and recorded a return to operations of reserves of $135,000 provided in prior years for events that were completed in the current period. The Company expects to utilize the remaining reserve in fiscal 1999.

  Interest and other income, net

     Interest and other income, which includes foreign exchange gains of $70,000, was $131,000 in the first quarter of fiscal 1998 compared to $117,000 in the first quarter of the prior year.

  Provision for income taxes

     The Company recorded a benefit of $49,000 for the first three months of fiscal 1999 for foreign taxes paid in prior periods. In the prior period, the Company also recorded a loss, but recorded a provision of $17,000 for similar items incurred in the period.

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

     License revenues in any quarter depend on license revenue orders shipped. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has received a substantial portion of its product orders in the last month of the quarter, with a concentration of such orders in the last week. Delays in the receipt of orders can therefore cause significant variations in quarterly license revenues. License revenues may also be affected by seasonal trends, as well as other factors. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are completed.

     Intense competition for qualified technical personnel continues to be a threat, in particular given the reduced size of the Company's technical staff.

     The Company does not appear to have significant direct exposure to Asian market fluctuation as less than 5% of sales are to the region. Indirect impact on the Company as caused by the economic difficulties in Asia on the Company's customers is harder to predict.

     The Company does not currently believe its products will be impacted by the Year 2000 issue. Internal company operating systems have been evaluated for Year 2000 compliance and have been found to be non-compliant. An internal software selection and implementation project was expected to be completed January 1, 1999. Costs related to this transition will be expensed as incurred and are not projected to be material to the Company's operating results. Although the Company is not aware of any significant potential problems of its customers or suppliers that it believes will have a material adverse effect on the Company's business, it is not possible to quantify the effect of Year 2000 issues residing with the Company's customers and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash for operations of $1.2 million in the first three months of fiscal 1999, which was comprised of: cash used to fund operating losses; decreases in accounts payable, accrued liabilities, accrued restructuring costs, and deferred revenues of $2.3 million; offset by a decrease in accounts receivable of $1.8 million and depreciation and amortization of $122,000. The Company has no significant unfulfilled capital commitments for fiscal 1999.

     As of June 30, 1998, the Company had cash, cash equivalents and marketable securities of $4.4 million and working capital of $2.5 million compared to $5.7 million and $3.4 million, respectively, as of March 31, 1998.

     During December 1998, the Company entered into a $5 million line of credit with a commercial bank that expires in December 1999. Borrowings under the line are secured by the Company's accounts receivable and intellectual property, are limited to 70% of eligible accounts receivable and bear interest at the bank prime rate plus 3/4%. At December 31, 1998, the Company was not in compliance with a covenant in the line of credit that requires the Company to maintain a certain level of tangible net worth. As a result, the bank may demand repayment of $1 million borrowed in January 1999 and has the right to terminate the credit facility. There is no assurance that the Company will be able to cure the covenant violation or that it will be able to obtain alternative financing in the event that the credit agreement is terminated.

     Management of the Company anticipates implementing certain cost cutting measures in early March 1999 to attempt to reduce the Company's cost structure to be commensurate with estimated revenues. Such cost cutting measures could have the initial effect of increasing expenses for the period during which such actions are taken. Although management's goal is to reduce losses and, ultimately, return the Company to profitability, there can be no assurance that these actions will allow the Company to achieve profitability. After giving effect to the planned cost cutting measures, management believes that the Company will have sufficient sources of financing to continue its operations throughout fiscal 1999 and fiscal 2000. However, due to the uncertainties inherent in management's plan, there can be no assurance that the Company will have sufficient sources of financing to attain planned levels of operations. Ultimately, the Company's long-term success is dependent upon its ability to successfully execute its strategic plan and achieve sustained profitable operations.

     As of December 31, 1998, the Company's total shareholders' equity was below the minimum level required to maintain its listing on The NASDAQ National Market (NASDAQ) and, as a result of the Company reporting that it would restate its financial statements for the interim periods ended June 30 and September 30, 1998, on February 17, 1999, NASDAQ halted trading of the Company's common stock pending the receipt and review of certain requested information. Management of the Company is attempting to resolve these issues; however, there is no assurance that the Company's common stock will be able to maintain its listing and/or trade on NASDAQ.

     The matters discussed herein could adversely impact employee morale and customer relations. In the event the Company were to lose employees and/or customers as a result of such matters, the Company's performance could be materially adversely affected.

                  FORWARD-LOOKING STATEMENTS/FUTURE PROSPECTS

     This Form 10-Q/A includes a number of forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results and financial position to be affected negatively as events unfold in the market for the Company's products. These events include, but are not limited to, the risks inherent in the development and marketing of relatively new technologies, the size and timing of customer orders and the Company's ability to deliver competitive products, retain key employees and maintain sufficient sales revenue to fund ongoing research and development, as well as the risks discussed above under "Factors Affecting Future Results". The Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance. The Company intends that its forward-looking statements be protected by the safe harbors provided in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

                                          DATE: February 22, 1999

                                          OBJECTSHARE, INC. a
                                          Delaware Corporation

                                          By:      /s/ EUGENE L. GODA
                                            ------------------------------------
                                                       Eugene L. Goda
                                               President and Chief Executive
                                                           Officer

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

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  27           Financial Data Schedule