Form 10-Q/A
period 1998-09-30
OBJECTSHARE INC
filed 1999-02-22
CIK 916354

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

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM                   TO                   .

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

                                [X] Yes   [ ] No

     As of October 31, 1998, the registrant had outstanding 12,327,541 shares of Common Stock.

     Item 1 of this Form 10-Q/A contains restated financial statements for the three and six month periods ended September 30, 1998 (see Note 2 of Notes to Restated Condensed Consolidated Financial Statements). Item 2 contains a revised Management's Discussion and Analysis of Financial Condition and Results of Operations that gives effect to the restated financial statement amounts set forth in Item 1 and information as to the Company's liquidity as of the date this form 10-Q/A is filed.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               OBJECTSHARE, INC.

                                  FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements.................    2
         Condensed Consolidated Balance Sheets as of September 30,
         1998 (Unaudited) (Restated -- Note 2) and March 31, 1998....    2
         Condensed Consolidated Statements of Operations (Unaudited)
         for the three and six month periods ended September 30, 1998
         (Restated -- Note 2) and 1997...............................    3
         Condensed Consolidated Statements of Comprehensive Income
         (Loss) (Unaudited) for the three and six month periods ended
         September 30, 1998 (Restated -- Note 2) and 1997............    4
         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the six months ended September 30, 1998
         (Restated -- Note 2) and 1997...............................    5
         Notes to Restated Condensed Consolidated Financial
         Statements (Unaudited)......................................    6
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8

PART II.  OTHER INFORMATION
ITEM 4.  Submission of Matters to a Vote of Security Holders.........   14
ITEM 6.  Exhibits and Reports on Form 8-K............................   14

SIGNATURE............................................................   15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               OBJECTSHARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  1998           1998
                                                              -------------    ---------
                                                               (UNAUDITED)
                                                               (RESTATED--
                                                                 NOTE 2)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,983       $  5,134
  Marketable securities.....................................          --            600
  Accounts receivable, net of allowance of $291 at September
     30 and $622 at March 31................................       2,951          5,166
  Inventories...............................................         144            164
  Prepaid expenses and other current assets.................         820            819
                                                                --------       --------
          Total current assets..............................       6,898         11,883
Property and equipment:
  Property and equipment....................................       6,142          6,051
  Less accumulated depreciation.............................      (5,141)        (4,853)
                                                                --------       --------
     Net property and equipment.............................       1,001          1,198
Other assets................................................         547            174
                                                                --------       --------
          Total assets......................................    $  8,446       $ 13,255
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    875       $  1,134
  Accrued compensation and related expenses.................         724          1,088
  Other accrued liabilities.................................         958          2,492
  Deferred revenue..........................................       2,075          3,215
  Accrued restructuring costs...............................         101            534
                                                                --------       --------
          Total current liabilities.........................       4,733          8,463
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.001 par value:
     Authorized shares -- 30,000
     Issued and outstanding shares -- 12,328 at September 30
      and 12,199 at March 31................................          12             12
  Additional paid-in capital................................      50,113         49,992
  Accumulated deficit.......................................     (46,266)       (44,998)
  Accumulated other comprehensive loss......................        (146)          (214)
                                                                --------       --------
          Total stockholders' equity........................       3,713          4,792
                                                                --------       --------
          Total liabilities and stockholders' equity........    $  8,446       $ 13,255
                                                                ========       ========

                            See accompanying notes.

                               OBJECTSHARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                 ----------------------    -----------------------
                                                    1998         1997         1998          1997
                                                 -----------    -------    -----------    --------
                                                 (RESTATED--               (RESTATED--
                                                   NOTE 2)                   NOTE 2)
Net revenues:
  Service......................................    $2,774       $ 3,041      $ 5,059      $  6,381
  License......................................     1,129         1,711        2,547         3,493
                                                   ------       -------      -------      --------
Total net revenues.............................     3,903         4,752        7,606         9,874
Cost of net revenues:
  Service......................................     1,283         1,889        2,367         3,853
  License......................................       272           483          445           868
                                                   ------       -------      -------      --------
Total cost of net revenues.....................     1,555         2,372        2,812         4,721
                                                   ------       -------      -------      --------
Gross profit...................................     2,348         2,380        4,794         5,153
Operating expenses:
  Sales and marketing..........................     1,346         2,100        3,163         4,665
  Research and development.....................     1,022         1,302        2,024         2,843
  General and administrative...................       511         1,212        1,231         2,494
  Restructuring costs..........................       (31)        2,797         (166)        2,797
                                                   ------       -------      -------      --------
Total operating expenses.......................     2,848         7,411        6,252        12,799
                                                   ------       -------      -------      --------
Loss from operations...........................      (500)       (5,031)      (1,458)       (7,646)
Interest and other income, net.................        10            62          141           179
                                                   ------       -------      -------      --------
Loss before provision/(benefit) for income
  taxes........................................      (490)       (4,969)      (1,317)       (7,467)
Provision/(benefit) for income taxes...........        --             8          (49)           25
                                                   ------       -------      -------      --------
Net loss.......................................    $ (490)      $(4,977)     $(1,268)     $ (7,492)
                                                   ======       =======      =======      ========
Basic and diluted net loss per share...........    $(0.04)      $ (0.42)     $ (0.10)     $  (0.63)
                                                   ======       =======      =======      ========
Shares used in computing basic and diluted net
  loss per share...............................    12,303        11,925       12,268        11,925
                                                   ======       =======      =======      ========

                            See accompanying notes.

                               OBJECTSHARE, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                          COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                   FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                  ----------------------    ----------------------
                                                     1998         1997         1998         1997
                                                  -----------    -------    -----------    -------
                                                  (RESTATED--               (RESTATED--
                                                    NOTE 2)                   NOTE 2)
Net loss........................................     $(490)      $(4,977)     $(1,268)     $(7,492)
  Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment....        60            (5)          68           (9)
                                                     -----       -------      -------      -------
Comprehensive loss..............................     $(430)      $(4,982)     $(1,200)     $(7,501)
                                                     =====       =======      =======      =======

                            See accompanying notes.

                               OBJECTSHARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE SIX MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                 1998         1997
                                                              -----------    -------
                                                              (RESTATED--
                                                                NOTE 2)
Operating activities:
Net loss....................................................    $(1,268)     $(7,492)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        313        1,167
  Changes in operating assets and liabilities:
     Accounts receivable....................................      2,215        2,259
     Inventories............................................         20           63
     Prepaid expenses and other current assets..............         (1)         303
     Accounts payable and accrued liabilities...............     (2,157)      (1,181)
     Accrued restructuring costs............................       (433)       1,326
     Deferred revenue.......................................     (1,140)      (1,362)
                                                                -------      -------
Net cash used in operating activities.......................     (2,451)      (4,917)
Investment activities:
Capitalized software........................................       (400)          --
Decrease in other assets....................................          2           18
Purchases of property and equipment.........................        (91)         (50)
Maturities of marketable securities.........................        600           --
                                                                -------      -------
Net cash provided by (used in) investing activities.........        111          (32)
Financing activities:
Proceeds from issuance of common stock......................        121           19
                                                                -------      -------
Net cash provided by financing activities...................        121           19
Effect of exchange rate changes on cash and cash
  equivalents...............................................         68           (9)
                                                                -------      -------
Net decrease in cash and cash equivalents...................     (2,151)      (4,939)
Cash and cash equivalents at beginning of period............      5,134        7,418
                                                                -------      -------
Cash and cash equivalents at end of period..................    $ 2,983      $ 2,479
                                                                =======      =======

                            See accompanying notes.

                               OBJECTSHARE, INC.

         NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

     In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments, except for the restatement adjustments discussed in Note 2) necessary for a fair presentation of the financial position and results of the operations for interim periods presented. The operating results for the six months ended September 30, 1998 are not necessarily indicative of the results for any future period.

2.  RESTATEMENT

     On February 17, 1999, the Company reported that in preparing its condensed consolidated financial statements for the quarter and nine month period ended December 31, 1998, the Company identified accounting issues in the condensed financial statements contained in its previously filed Form 10-Qs for the quarters ended June 30 and September 30, 1998. Such issues primarily related to the recognition of software license revenue and the capitalization of software development costs. The accompanying restated condensed consolidated statement of operations reflects the following adjustments: reductions of software license revenue of $152,000 and $916,000; additional software development expense of $182,000 and $267,000 for costs that were originally capitalized; and other net adjustments of $166,000 and $124,000 in each case for the three and six month periods ended September 30, 1998, respectively. As a result, the Company's net loss is $490,000 and $1,268,000 rather than net income of $10,000 and $39,000 originally reported for the three and six month periods ended September 30, 1998, respectively.

3.  LOSS PER SHARE

     The Company has adopted SFAS 128, "Earnings Per Share," and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net loss per share for financial statement purposes. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.

4.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term marketable securities consist principally of debt instruments with maturities between three and twelve months.

5.  RESTRUCTURING COSTS

     The Company has recorded restructuring costs in prior years, the reserve balance at the beginning of fiscal 1999 was $534,000. During the six months ended September 30, 1998, the Company made payments of

                               OBJECTSHARE, INC.

         NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998 -- (CONTINUED)
                                  (UNAUDITED)

$267,000 and recorded a return to operations of reserves of $166,000 provided in prior years for events that were completed in the current period. The Company expects to utilize the remaining reserve in fiscal 1999.

6.  OTHER ASSETS

     Other assets consist of the following at:

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  1998           1998
                                                              -------------    ---------
                                                              (RESTATED --
                                                                 NOTE 2)
Capitalized software, net of accumulated amortization of
  $25,000...................................................    $375,000       $     --
Deposits....................................................     154,000        150,000
Other.......................................................      18,000         24,000
                                                                --------       --------
Total.......................................................    $547,000       $174,000
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

Included in the range of services that the Company provides are:

- Technical and program management consulting services assisting or providing turn-key solutions in a range of industries, including telecommunications, banking, insurance, manufacturing, distribution, energy and others, utilizing object-oriented development technology.

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

     On February 17, 1999, the Company reported that in preparing its condensed consolidated financial statements for the quarter and nine month period ended December 31, 1998, the Company identified accounting issues in the condensed financial statements contained in its previously filed Form 10-Qs for the quarters ended June 30 and September 30, 1998. Such issues primarily related to the recognition of software license revenue and the capitalization of software development costs. The accompanying restated condensed consolidated statement of operations reflect the following adjustments: reductions of software license revenue of $152,000 and $916,000; additional software development expense of $182,000 and $267,000 for costs that were originally capitalized; and other net adjustments of $166,000 and $124,000, in each case for the three and six month periods ended September 30, 1998, respectively. As a result, the Company's net loss is $490,000 and $1,268,000 rather than net income of $10,000 and $39,000 originally reported for the three and six month periods ended September 30, 1998, respectively. This amended filing contains the restated financial information and the related disclosures for the three and six month periods ended September 30, 1998. The following discussion of quarterly financial statement information included in this amended filing reflects, where appropriate, changes as a result of the restatements and information as to the Company's liquidity as of the date this form 10-Q/A is filed.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (I) the percentage of net revenues represented by certain line items in the Company's Condensed Consolidated Statements of Operations, (II) the gross margins on license and service revenues and (III) the percentage changes from the preceding periods.

                                                                                      PERCENT CHANGE
                                        PERCENTAGE OF TOTAL NET REVENUES FOR THE     1998 COMPARED TO
                                        -----------------------------------------          1997
                                        THREE MONTHS ENDED      SIX MONTHS ENDED     ----------------
                                           SEPTEMBER 30,         SEPTEMBER 30,       THREE      SIX
                                        -------------------    ------------------    MONTH     MONTH
                                           1998        1997       1998       1997    PERIOD    PERIOD
                                        ----------     ----    ----------    ----    ------    ------
                                        (RESTATED)             (RESTATED)               (RESTATED)
Net revenues:
  Service............................       71%          64%       67%        65%       (9)%     (21)%
  License............................       29           36        33         35       (34)      (27)
                                           ---         ----       ---        ---
Total net revenues...................      100          100       100        100       (18)      (23)
Cost of net revenues:
  Service............................       33           40        31         39       (32)      (39)
  License............................        7           10         6          9       (44)      (49)
                                           ---         ----       ---        ---
Total cost of net revenues...........       40           50        37         48       (34)      (40)
                                           ---         ----       ---        ---
Gross margin.........................       60           50        63         52        (1)       (7)
Operating expenses:
  Sales and marketing................       35           44        42         48       (36)      (32)
  Research and development...........       26           27        27         29       (22)      (29)
  General and administrative.........       13           26        16         25       (58)      (51)
  Restructuring costs................       (1)          59        (2)        28      (101)     (106)
                                           ---         ----       ---        ---
Total operating expenses.............       73          156        83        130       (62)      (51)
                                           ---         ----       ---        ---
Loss from operations.................      (13)        (106)      (20)       (78)      (90)      (81)
Interest and other income, net.......       --            1         2          2       (84)      (21)
                                           ---         ----       ---        ---
Loss before income taxes.............      (13)        (105)      (18)       (76)      (90)      (83)
Provision/(benefit) for income
  taxes..............................       --           --        (1)        --      (100)     (296)
                                           ---         ----       ---        ---
Net loss.............................      (13)%       (105)%     (17)%      (76)%     (90)      (82)
                                           ===         ====       ===        ===
Gross margin:
  Service............................       54%          38%       53%        40%       29         6
  License............................       76%          72%       83%        75%      (30)      (20)

  Net revenues

     Total net revenues for the second quarter and six months ended September 30, 1998 were $3.9 million and $7.6 million, respectively, a decrease of 18% and 23%, respectively, from the comparable periods of fiscal 1998.

     Service revenues for the second quarter and first six months of fiscal 1999 decreased 9% and 21%, respectively, from the comparable periods of fiscal 1998. Maintenance backlog, tied directly to license sales in previous periods, dropped 33% during the quarter ended September 30, 1998 versus the comparable period last year, as 1998's results reflected bookings from fiscal 1997 and license sales are running at far lower rates in fiscal 1999. This was offset by a 12% increase in training and consulting revenue compared to the second quarter of fiscal 1998.

     License revenues for the second quarter and first six months of fiscal 1999 decreased 34% and 27%, respectively, from the comparable periods of fiscal 1998. The decline in license revenue reflects a continued weakness in the overall software development tools market, as well as a continued weakness in demand for

Smalltalk products. Also, the present environment for selling software tools for custom application development is very difficult and is expected to remain difficult until at least 2000, as many customers have shifted their IT (Information Technology) focus to ensuring Y2K (Year 2000) compliance, thus delaying other development projects until Y2K implementations have been successfully completed. International license revenues in the second quarter and first six months of fiscal 1999 were $264,000 and 538,000, respectively, or 23% and 21%, respectively, of license revenue.

  Cost of revenues

     Cost of service revenues consists primarily of salaries, facility expenses and travel-related expenses. Costs of service revenues for the second quarter and first six months of fiscal 1999 decreased by 32% and 39%, respectively, from the comparable periods of fiscal 1998, as consultant and training overhead expenses have been reduced, as a result of the prior year's restructuring. This cost as a percentage of service revenues in the second quarter and first six months was 46% and 47%, respectively, compared to 62% and 60%, respectively, in the comparable periods of fiscal 1998.

     Cost of license revenues is primarily comprised of the cost of production of the Company's products and related royalties. Costs associated with license revenues for the second quarter and first six months of fiscal 1999 decreased 44% and 49%, respectively, from the comparable periods of fiscal year 1998. This cost as a percentage of license revenues in the second quarter and first six months of fiscal 1999 was 24% and 17%, respectively, compared to 28% and 25%, respectively in the comparable periods of fiscal 1998. The gross margins were higher in the second quarter of fiscal 1999 due to a reduction of royalties and lower packaging costs.

  Operating expenses

     Operating expenses for the second quarter and first six months of fiscal 1999, excluding restructuring costs, declined 38% and 36%, respectively, from the comparable periods of fiscal year 1998.

     Sales and marketing expenses consist primarily of salaries, commissions, facility expenses, travel-related expenses, and advertising. These expenses for the second quarter and first six months of fiscal 1999 were $1.3 million and $3.2 million, respectively, representing a decrease of 36% and 32%, respectively, over the comparable periods of fiscal 1998. The decrease is largely due to a reduction of personnel and reduction in overall marketing expenditures.

     Research and development expenses for the second quarter and first six months of fiscal 1999 were $1.0 million and $2.0 million, respectively, representing a decrease of 22% and 29%, respectively, over the comparable periods of fiscal 1998. The decrease was due to personnel reductions and the capitalization of certain software development costs totaling $164,000 and $400,000 for the second quarter and first six months of fiscal 1999, respectively, related to the Company's VEOS product. During the first six months of fiscal 1998, the Company was not working on any software development projects that qualified for capitalization and as a result, expensed all its development costs.

     General and administrative expenses for the second quarter and first six months of fiscal 1999 were $511,000 and $1.2 million, respectively, representing a decrease of 58% and 51%, respectively, over the comparable periods of fiscal 1998. This decrease was largely due to the reduction in workforce, which was achieved in part through improved cross training of personnel to handle different operational areas.

     Cost controls continue to play an important part in the Company's strategy. Overall personnel declined from 116 at June 30, 1998 to 112 at September 30, 1998, with growth in consulting and training headcounts being offset with reductions of administrative and back-office personnel.

  Restructuring costs

     The Company has recorded restructuring costs in prior years, the reserve balance at the beginning of fiscal 1999 was $534,000. During the six months ended September 30, 1998, the Company made payments of

$267,000 and recorded a return to operations of reserve of $166,000 provided in prior years for events that were completed in the current period. The Company expects to utilize the remaining reserve in fiscal 1999.

  Interest and other income, net

     Interest and other income, which includes foreign exchange losses of $30,000, was $10,000 in the second quarter of fiscal 1999 compared to $62,000 in the second quarter of the prior year. For the first six months of fiscal 1999, interest and other income decreased by $38,000 over the comparable period of fiscal 1998. This decrease also reflects lower interest income from reduced cash and marketable securities balances.

  Provision for income taxes

     The Company recorded losses for the second quarter of fiscal 1999 and 1998. It recorded a benefit of $49,000 in the first six months of fiscal 1999 for foreign taxes paid in prior periods compared to provisions for such items of $8,000 and $25,000 for the second quarter and first six months of fiscal 1998, respectively.

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

     License revenues in any quarter depend on orders shipped. The Company generally ships orders as received and, as a result, typically has little or no license revenue backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has received a substantial portion of its product orders in the last month of the quarter, with a concentration of such orders in the last week. Delays in the receipt of orders can therefore cause significant variations in quarterly license revenues. License revenues may also be affected by seasonal trends, as well as other factors. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are completed.

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

     The Company is continuing to assess the impact that the Year 2000 Problem may have on its operations and has identified the following four key areas of its business that may be affected:

     Products -- The Company has completed Year 2000 compliance testing on its currently supported products. Based upon the evaluation and testing completed, the Company believes that its currently supported products are Year 2000 compliant. The Company's testing did not assess compliance of products modified by customers or third parties nor did it assess compliance of products connected to individual customer work environments.

     Internal Business Systems -- The Year 2000 Problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems, infrastructure, networks and telecommunications systems. The Company has completed its assessment phase and believes that it has identified substantially all of the major systems, software applications and related equipment used in connection with its internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to its business. The Company is currently in its remediation phase of modifying and upgrading all affected systems and expects to complete this phase by the beginning of the fourth quarter of fiscal year 1999. However, any unforeseen problems that occur during the testing phase may adversely effect the Company's Year 2000 readiness.

     Third- Party Suppliers -- The Company relies, directly and indirectly, on external systems utilized by its suppliers. The Company will request confirmation from its suppliers of their Year 2000 compliance; however, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 Problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

     Facility Systems -- Systems such as heating, sprinklers, test equipment and security systems at the Company's facilities may also be affected by the Year 2000 Problem. The Company has contacted its facility owners seeking assurances of Year 2000 compliance.

     The Company incurred $35,000 as of September 30, 1998 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $75,000. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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

Liquidity and Capital Resources

     The Company used cash for operations of $2.5 million in the first six months of fiscal 1999, which was comprised largely of: cash used to fund operating losses; decreases in accounts payable and accrued liabilities of $2.2 million and deferred revenue of $1.1 million; offset by a decrease in accounts receivable of $2.2 million. Cash provided by investing was $111,000, consisting largely of $600,000 from the maturity of short term investments, which was offset by $91,000 of capital expenditures and capitalized software of $400,000. Net cash provided by financing activities was $121,000 which was generated from the issuance of common stock under the Company's Employee Stock Purchase Plan. The Company has no significant capital commitments for fiscal 1999.

     As of September 30, 1998, the Company had cash, cash equivalents and marketable securities of $3.0 million and working capital of $2.2 million compared to $5.7 million and $3.4 million, respectively, as of March 31, 1998. Days sales outstanding decreased from 89 at June 30, 1998 to 75 days at September 30, 1998.

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

        Exhibit No. 27 -- Financial Data Schedule

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

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   Ex-27      Financial Data Schedule