Form 10-Q
period 1998-12-31
OBJECTSHARE INC
filed 1999-02-22
CIK 916354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1998

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

                                 Yes  X   No  __

     As of January 31, 1999, the registrant had outstanding 12,339,240 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               OBJECTSHARE, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1998
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements.................    2
          Condensed Consolidated Balance Sheets as of December 31,
          1998 (Unaudited) and March 31, 1998.........................    2
          Condensed Consolidated Statements of Operations (Unaudited)
          for the three and nine months ended December 31, 1998 and
          1997........................................................    3
          Condensed Consolidated Statements of Comprehensive Income
          (Loss) (Unaudited) for the three and nine months ended
          December 31, 1998 and 1997..................................    4
          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the nine months ended December 31, 1998 and 1997........    5
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................    6
ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8
PART II.  OTHER INFORMATION
ITEM 6.   Exhibits and Reports on Form 8-K............................   14
SIGNATURE.............................................................   15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               OBJECTSHARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1998
                                                              ------------    ---------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,638       $ 5,134
  Marketable securities.....................................          --           600
  Accounts receivable, net of allowance of $272 at December
     31 and $622 at March 31................................       3,164         5,166
  Inventories...............................................          65           164
  Prepaid expenses and other current assets.................         352           819
                                                                --------       -------
          Total current assets..............................       5,219        11,883
Property and equipment:
  Property and equipment....................................       6,145         6,051
  Less accumulated depreciation.............................      (5,268)       (4,853)
                                                                --------       -------
     Net property and equipment.............................         877         1,198
Other assets................................................         884           174
                                                                --------       -------
          Total assets......................................    $  6,980       $13,255
                                                                ========       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $    778       $ 1,134
  Accrued compensation and related expenses.................         769         1,088
  Other accrued liabilities.................................         713         2,492
  Deferred revenue..........................................       2,096         3,215
  Accrued restructuring costs...............................          21           534
                                                                --------       -------
          Total current liabilities.........................       4,377         8,463
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.001 par value:
     Authorized shares -- 30,000
     Issued and outstanding shares --
       12,339 at December 31 and 12,199 at March 31.........          12            12
  Additional paid-in capital................................      50,113        49,992
  Accumulated deficit.......................................     (47,372)      (44,998)
  Accumulated other comprehensive loss......................        (150)         (214)
                                                                --------       -------
          Total stockholders' equity........................       2,603         4,792
                                                                --------       -------
          Total liabilities and stockholders' equity........    $  6,980       $13,255
                                                                ========       =======

                            See accompanying notes.

                               OBJECTSHARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                       ENDED DECEMBER 31,      ENDED DECEMBER 31,
                                                      --------------------    --------------------
                                                        1998        1997        1998        1997
                                                      --------    --------    --------    --------
Net revenues:
  Service...........................................  $ 2,899     $ 2,903     $ 7,958     $ 9,284
  License...........................................    1,083       2,031       3,630       5,524
                                                      -------     -------     -------     -------
Total net revenues..................................    3,982       4,934      11,588      14,808
Cost of net revenues:
  Service...........................................    1,813       1,887       4,180       5,740
  License...........................................      317         403         762       1,271
                                                      -------     -------     -------     -------
Total cost of net revenues..........................    2,130       2,290       4,942       7,011
                                                      -------     -------     -------     -------
Gross profit........................................    1,852       2,644       6,646       7,797
Operating expenses:
  Sales and marketing...............................    1,429       1,399       4,592       6,064
  Research and development..........................      857         965       2,881       3,808
  General and administrative........................      767         988       1,998       3,482
  Restructuring costs...............................       --        (175)       (166)      2,622
                                                      -------     -------     -------     -------
Total operating expenses............................    3,053       3,177       9,305      15,976
                                                      -------     -------     -------     -------
Loss from operations................................   (1,201)       (533)     (2,659)     (8,179)
Interest and other income, net......................      115         129         256         308
                                                      -------     -------     -------     -------
Loss before provision/(benefit) for income taxes....   (1,086)       (404)     (2,403)     (7,871)
Provision/(benefit) for income taxes................       20          13         (29)         38
                                                      -------     -------     -------     -------
Net loss............................................  $(1,106)    $  (417)    $(2,374)    $(7,909)
                                                      =======     =======     =======     =======
Basic and diluted net loss per share................  $ (0.09)    $ (0.03)    $ (0.19)    $ (0.66)
                                                      =======     =======     =======     =======
Shares used in computing basic and diluted net loss
  per share.........................................   12,331      12,075      12,289      11,990
                                                      =======     =======     =======     =======

                            See accompanying notes.

                               OBJECTSHARE, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                          COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                      FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                       ENDED DECEMBER 31,       ENDED DECEMBER 31,
                                                      ---------------------    --------------------
                                                        1998         1997        1998        1997
                                                      ---------     -------    --------    --------
Net loss............................................   $(1,106)      $(417)    $(2,374)    $(7,909)
  Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment........        (4)        133          64         124
                                                       -------       -----     -------     -------
Comprehensive loss..................................   $(1,110)      $(284)    $(2,310)    $(7,785)
                                                       =======       =====     =======     =======

                            See accompanying notes.

                               OBJECTSHARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS
                                                               ENDED DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Operating activities:
Net loss....................................................  $(2,374)    $(7,909)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      477       1,207
  Changes in operating assets and liabilities:
     Accounts receivable....................................    2,002        (261)
     Inventories............................................       99          84
     Prepaid expenses and other current assets..............      467         468
     Accounts payable and accrued liabilities...............   (2,454)     (1,132)
     Accrued restructuring costs............................     (513)        118
     Deferred revenue.......................................   (1,119)       (146)
                                                              -------     -------
Net cash used in operating activities.......................   (3,415)     (7,571)
Investment activities:
Capitalized software........................................     (767)         --
(Purchases) disposition of property and equipment...........      (94)        108
Decrease (increase) in other assets.........................       (5)         57
Maturities of marketable securities.........................      600       6,438
                                                              -------     -------
Net cash (used in) provided by investing activities.........     (266)      6,603
Financing activities:
Proceeds from issuance of common stock......................      121          18
                                                              -------     -------
Net cash provided by financing activities...................      121          18
Effect of exchange rate changes on cash and cash
  equivalents...............................................       64         124
                                                              -------     -------
Net decrease in cash and cash equivalents...................   (3,496)       (826)
Cash and cash equivalents at beginning of period............    5,134       7,418
                                                              -------     -------
Cash and cash equivalents at end of period..................  $ 1,638     $ 6,592
                                                              =======     =======

                            See accompanying notes.

                               OBJECTSHARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (UNAUDITED)

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all recurring adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of the operations for interim periods presented. The operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results for any future period.

2.  RESTATEMENTS

     As reported in the form 10-Q/As filed herewith, the Company restated its financial statements for fiscal quarters ended June 30, 1998 and September 30, 1998. The accompanying unaudited condensed consolidated financial statements incorporate the effects of such restatements.

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

5.  RESTRUCTURING COSTS

     The Company recorded restructuring costs in prior years and the reserve balance at the beginning of the fiscal 1999 was $534,000. During the first and second quarters of fiscal 1999, the Company made payments of $267,000 and recorded a return to operations of reserves of $166,000 provided in prior years for events that were completed in such periods. In the third quarter of fiscal 1999, the Company made payments of $80,000 related to severance costs and reduced its reserve by such amount. The Company expects to utilize the remaining reserve in the fourth quarter of fiscal 1999.

                               OBJECTSHARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (UNAUDITED)

6.  OTHER ASSETS

     Other assets consist of the following:

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1998
                                                              ------------    ---------
Capitalized software, net of accumulated amortization of
  $62,000...................................................    $705,000      $     --
Deposits....................................................      85,000       150,000
Other.......................................................      94,000        24,000
                                                                --------      --------
          Total.............................................    $884,000      $174,000
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

7.  SOFTWARE REVENUE RECOGNITION

     In October 1997, the Accounting Standards Executive Committee of the AICPA issued SOP 97-2, Software Revenue Recognition, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is intended to reduce the diversity in accounting for software revenue recognition and changes certain of the specific criteria for recognizing revenue related to software licensing arrangements. Specifically, the new SOP contains more restrictive revenue recognition provisions for software arrangements containing multiple elements (i.e. upgrades, enhancements, implementation and other services) similar to the arrangements entered into by the Company. Effective April 1998, the Company implemented the provisions of the new SOP.

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

RESULTS OF OPERATIONS

  Net Losses

     Net losses for the third quarter and nine months ended December 31, 1998, were $1,106,000 and $2,374,000, respectively, while the losses for comparable periods from the Company's prior fiscal year were $417,000 and $7,909,000, respectively.

     The following table sets forth for the periods indicated (I) the percentage of net revenues represented by certain line items in the Company's Condensed Consolidated Statements of Operations, (II) the gross margins on service and license revenues and (III) the percentage changes from the preceding periods.

                                                    PERCENTAGE OF TOTAL NET           PERCENT CHANGE
                                                        REVENUES FOR THE            OF DOLLAR AMOUNTS
                                                  ----------------------------       1998 COMPARED TO
                                                  THREE MONTHS    NINE MONTHS              1997
                                                     ENDED           ENDED          ------------------
                                                  DECEMBER 31,   DECEMBER 31,        THREE      NINE
                                                  ------------   -------------       MONTH      MONTH
                                                  1998    1997   1998    1997       PERIOD     PERIOD
                                                  ----    ----   -----   -----      -------    -------
Net revenues:
  Service.......................................   73%     59%     69%     63%         --%       (14%)
  License.......................................   27      41      31      37         (47)       (34)
                                                  ---     ---     ---     ---
Total net revenues..............................  100     100     100     100         (19)       (22)
Cost of net revenues:
  Service.......................................   46      38      36      39          (4)       (27)
  License.......................................    8       8       7       9         (21)       (40)
                                                  ---     ---     ---     ---
Total cost of net revenues......................   54      46      43      48          (7)       (30)
                                                  ---     ---     ---     ---
Gross margin....................................   46      54      57      52         (30)       (15)
Operating expenses:
  Sales and marketing...........................   36      29      39      41           2        (24)
  Research and development......................   21      20      25      25         (11)       (24)
  General and administrative....................   19      20      17      23         (22)       (43)
  Restructuring costs...........................   --      (4)     (1)     18         100       (106)
                                                  ---     ---     ---     ---
Total operating expenses........................   76      65      80     107          (4)       (42)
                                                  ---     ---     ---     ---
Loss from operations............................  (30)    (11)    (23)    (55)        125        (67)
Interest and other income, net..................    3       3       2       2         (11)       (17)
                                                  ---     ---     ---     ---
Loss before income taxes........................  (27)     (8)    (21)    (53)        169        (69)
Provision/(benefit) for income taxes............    1      --      --      --          54       (176)
                                                  ---     ---     ---     ---
Net loss........................................  (28%)    (8%)   (21%)   (53%)       165        (70)
                                                  ===     ===     ===     ===
Gross margin:
  Service.......................................   37%     35%     47%     38%          7          7
  License.......................................   71%     80%     79%     77%        (53)       (33)

  Net revenues

     Total net revenues for the third quarter and nine months ended December 31, 1998 were $4 million and $11.6 million, respectively, a decrease of 19% and 22%, respectively, from the comparable periods of fiscal 1998.

     Service revenues for the third quarter and first nine months of fiscal 1999 remained consistent for the quarter and decreased 14% for the first nine months, respectively, from the comparable periods of fiscal 1998. Service revenues are comprised of (i) training and consulting revenue and (ii) maintenance revenues. Training and consulting revenue increased 14% during the quarter ended December 31, 1998 due largely to consulting projects with BMW, UBS and Bell Atlantic. Maintenance revenues, which correlate directly to license sales in previous periods, dropped 23% during the quarter ended December 31, 1998 versus the comparable period last year, as the prior year's maintenance revenues reflected the higher licensing revenues of fiscal 1997 compared to fiscal 1998. Deferred revenue at the end of the quarter remained consistent with the end of the second quarter as new maintenance bookings approximated revenues during the third quarter.

     License revenues for the third quarter and first nine months of fiscal 1999 decreased 47% and 34%, respectively, from the comparable periods of fiscal 1998. The decline in revenue reflects a continued weakness in the overall software development tools market, as well as a continued weakness in demand for Smalltalk products. Also, the present environment for selling software tools for custom application development is very difficult and is expected to remain difficult until at least 2000, as many customers have shifted their IT (Information Technology) focus to ensuring Y2K (Year 2000) compliance, thus delaying other development projects until Y2K implementations have been successfully completed. License sales may also have been adversely impacted by the pending releases of two new products, the web enabled version of VisualWorks, VW5i, and the Linux operating system version of VW 3.0 both of which are expected to be released in March 1999. Linux is the rapidly growing version of the UNIX operating system that has been endorsed by IBM, HP and SGI. International license revenues in the third quarter and the first nine months of fiscal 1999 were $344,000 and $882,000, respectively, or 32% and 24%, respectively, of license revenue.

  Cost of revenues

     Cost of service revenues consists primarily of salaries, facility expenses and travel-related expenses. Costs of service revenues for the third quarter and first nine months of fiscal 1999 decreased by 4% and 27%, respectively, from the comparable periods of fiscal 1998 because consultant and training overhead expenses have been reduced as a result of the prior year's restructuring. This cost as a percentage of service revenues in the third quarter and first nine months of fiscal 1999 were 63% and 53%, respectively, compared to 65% and 62%, respectively in the comparable periods of fiscal 1998.

     Cost of license revenues consists primarily of the cost of production of the Company's products and related royalties. Cost associated with license revenues for the third quarter and first nine months of fiscal 1999 decreased 21% and 40% from the comparable periods of fiscal year 1998, due primarily to the reduction of license revenues. These costs as a percentage of license revenues in the third quarter and first nine months of fiscal 1999 were 29% and 21%, respectively, compared to 20% and 23%, respectively in the comparable periods of fiscal 1998. The gross margin was lower in the third quarter of fiscal 1999 due to increased royalty expenses in the quarter reflecting the ramp up of Rational Rose sales which carry significant royalty costs. Rational Rose is a third party analysis and design modeling tool which is sold as an add on to the Company's VisualWorks products. Year to date license revenue gross margin continues to be higher than the prior year due primarily to lower packaging costs.

  Operating expenses

     Operating expenses for the third quarter and first nine months of fiscal 1999, excluding restructuring costs, declined 9% and 29%, respectively, from the comparable periods of fiscal year 1998.

     Sales and marketing expenses consist primarily of salaries, commissions, facility expenses, travel-related expenses, and advertising. These expenses for the third quarter and first nine months of fiscal 1999 were $1.4 million and $4.6 million, respectively, representing an increase of 2% and a decrease of 24%, respectively, over the comparable periods of fiscal 1998. During the third quarter, the Company incurred expenses related to the upcoming launches of Company's flagship VisualWorks Smalltalk product, VW5i and the launch of a Linux version for VisualWorks 3.0. The Company also incurred in the third quarter marketing expenses in Europe in pursuit of major training and consulting opportunities with several large customers and costs associated with the start-up of consulting operations in Switzerland during the quarter. The year-to-date decrease is largely due to the reduction of personnel and reduction in overall marketing expenditures.

     Research and development expenses for the third quarter and first nine months of fiscal 1999 were $857,000 and $2.9 million, respectively, representing a decrease of 11% and 24%, respectively, over the comparable periods of fiscal 1998. The decrease was due to manpower reductions and the capitalization of software development expenditures for products that reached technological feasibility. During the third quarter, the Company capitalized $278,000 of costs associated with development of the internet capable version of the Company's VisualWorks Smalltalk product, VW5i and $90,000 associated with the

Company's new middleware product, VEOS. With the Company's VisualWorks 5i and new Linux product expected to be released in March 1999, the Company incurred additional substantial cash software development expenditures in the quarter. The Company expects to incur substantial cash software development expenditures during the fourth quarter and after the launch of the Company's Linux product software development expenditures are expected to decrease.

     General and administrative expenses for the third quarter and first nine months of fiscal 1999 were $767,000 and $2 million, respectively, representing a decrease of 22% and 43%, respectively, over the comparable periods of fiscal 1998. These decreases were largely due to the reduction in workforce, which was achieved, in part, through improved cross training of personnel to handle different operational areas.

     Cost controls continue to play an important part in the Company's strategy. Overall personnel declined from 112 at September 30, 1998 to 103 at December 31, 1998, with growth in domestic consulting headcounts being offset with additional reductions of administrative and back-office personnel. At December 31, 1998, approximately 60% of all personnel were in direct technology development, services or customer support, 29% in direct sales and marketing, and 11% in administration.

  Restructuring costs

     The Company has recorded restructuring costs in prior years. The reserve balance at the beginning of fiscal 1999 was $534,000. During the first and second quarters of fiscal 1999, the Company made payments of $267,000 and recorded a return to operations of reserve of $166,000 provided in prior years for events that were completed in the current year. In the third quarter of fiscal 1999, the Company made payments of $80,000, thereby further reducing the reserve. The Company expects to utilize the remaining reserve in the fourth quarter of fiscal 1999.

  Interest and other income, net

     Interest and other income, which includes foreign exchange gains of $68,000, was $115,000 in the third quarter of fiscal 1999 compared to $129,000 in the third quarter of the prior year. For the first nine months of fiscal 1999, interest and other income totaled $256,000, which includes net foreign exchange gains of $108,000, compared to $308,000 during the same period last year. These decreases reflect lower interest income from reduced cash and marketable securities balances.

  Provision for income taxes

     As the Company recorded a net loss for the quarter and first nine months of fiscal 1999 and 1998, it did not incur any federal income tax expense. The Company recorded a benefit of $29,000 in the first nine months of fiscal 1999 for foreign taxes paid in prior periods as compared to an expense for such taxes of $38,000 in the comparable period in fiscal 1998.

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

     During the third quarter, the Company derived 73% of its revenue from services. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are completed. Overall backlog decreased from $6.8 million at September 30, 1998 to $5.8 million at December 31, 1998.

     Smalltalk technology is widely used in many mission critical applications in a wide range of industries by Fortune 100 companies. However, the Company has not been acquiring new Smalltalk license customers, and has experienced declines in existing customers' project developments utilizing Smalltalk. The Company anticipates that this trend will continue in future quarters. It is too early to predict demand for the Company's upcoming releases, VW5i and the VisualWorks Linux.

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

     With respect to its VEOS and VisualWorks 5i products, the Company has capitalized approximately $705,000, net of amortization, at December 31, 1998 in software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company evaluates recoverability of its capitalized software development costs at each reporting period based upon its estimates of related product sales to be realized in future periods. If actual sales of the VEOS or VisualWorks 5i products are substantially less than the Company's current estimates of future sales, the Company may be required to accelerate the amortization of the related capitalized software development costs and/or write off amounts deemed not recoverable. No assurance can be given that the Company will be able to generate sales of these products sufficient to recover amounts capitalized for software development as of December 31, 1998.

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

     The Company is continuing to assess the impact that the Year 2000 Problem may have on its operations and has identified the following four key areas of its business that may be affected:

     Products -- The Company has completed Year 2000 compliance testing on its currently supported products. Based upon the evaluation and testing completed, the Company believes that its currently supported products are Year 2000 compliant. The Company's testing did not assess compliance of products no longer supported, products modified by customers or third parties nor did it assess compliance of products connected to individual customer work environments.

     Internal Business Systems -- The Year 2000 Problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems, infrastructure, networks and telecommunications systems. The Company has completed its remediation phase and believes that as of the end of the third quarter all of the major systems, software applications and related equipment used in connection with its internal operations are now Year 2000 compliant.

     Third-Party Suppliers -- The Company relies, directly and indirectly, on external systems utilized by its suppliers. The Company is in the process of requesting confirmation from its suppliers of their Year 2000 compliance; however, there can be no assurance that these suppliers will resolve any or all Year 2000

Problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 Problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

     Facility Systems -- Systems such as heating, sprinklers, test equipment and security systems at the Company's facilities may also be affected by the Year 2000 Problem. The Company has contacted its facility owners seeking assurances of Year 2000 compliance.

     The Company has incurred $60,000 as of December 31, 1998 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $75,000. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash for operations of $3.4 million in the first nine months of fiscal 1999, which was comprised largely of: cash used to fund operating losses; decreases in accounts payable and accrued liabilities of $2.5 million, accrued restructuring costs of $513,000 and deferred revenue of $1.1 million; offset by a decrease in accounts receivable of $2.0 million. Cash used for investing was $266,000, consisting of $94,000 of capital expenditures and capitalized software of $767,000, which was offset by the maturity of $600,000 of short term investments. Net cash provided by financing activities was $121,000, which was generated from the issuance of common stock under the Company's Employee Stock Purchase Plan. The Company has no significant unfulfilled capital commitments for fiscal 1999.

     As of December 31, 1998, the Company had cash and cash equivalents of $1.6 million and working capital of $842,000 compared to $5.7 million and $3.4 million, respectively, as of March 31, 1998. Days sales outstanding increased slightly to 78 days at the end of December 1998 from 75 days at September 30, 1998 due to year-end cash balance management by a number of customers.

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

     As of December 31, 1998, and Company's total shareholders' equity was below the minimum level required to maintain its listing on the NASDAQ National Market (NASDAQ) and, as a result of the Company reporting that it would restate its financial statements for the interim periods ended June 30 and September 30, 1998, on February 17, 1999, NASDAQ halted trading of the Company's common stock pending the receipt and review of certain requested information. Management of the Company is attempting to resolve these issues; however, there is no assurance that the Company's common stock will be able to maintain its listing and/or trade on NASDAQ.

     The matters discussed herein could adversely impact employee morale and customer relations. In the event the Company were to lose employees and/or customers as a result of such matters, the Company's performance could be materially adversely affected.

                  FORWARD-LOOKING STATEMENTS/FUTURE PROSPECTS

     This Form 10-Q includes a number of forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results and financial position to be affected negatively as events unfold in the market for the Company's products. These events include, but are not limited to, the risks inherent in the development and marketing of relatively new technologies, the size and timing of customer orders, and the Company's ability to deliver competitive products, retain key employees and maintain sufficient sales revenue to fund ongoing research and development, as well as the other risks discussed above under "Factors Affecting Future Results". The Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance. The Company intends that its forward-looking statements be protected by the safe harbors provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A) The exhibit listed below is filed herewith as part of this report.

        Exhibit No. 10.1 -- Loan and Security Agreement between Silicon Valley
                            Bank and ObjectShare, Inc. dated December 10, 1998

        Exhibit No. 10.2 -- Collateral Assignment, Patent Mortgage and Security
                            Agreement between Silicon Valley Bank and
                            ObjectShare, Inc.

        Exhibit No. 27 -- Financial Data Schedule

     B) Reports on Form 8-K:

        No reports on Form 8-K were filed during the three months ended December 31, 1998.

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

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
Ex-10.1       Loan and Security Agreement between Silicon Valley Bank and
              ObjectShare, Inc. dated December 10, 1998
Ex-10.2       Collateral Assignment, Patent Mortgage and Security
              Agreement between Silicon Valley Bank and ObjectShare, Inc.
              dated December 10, 1998
Ex-27         Financial Data Schedule