Form 10-K405
period 1999-03-31
OBJECTSHARE INC
filed 1999-07-14
CIK 916354

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-23132

                            ------------------------

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

                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on July 9, 1999, as reported by The Over The Counter Bulletin Board was $6,727,795. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of July 9, 1999, the registrant had outstanding 12,458,880 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None

================================================================================

                                     PART I

ITEM 1. BUSINESS

1A. GENERAL

     ObjectShare, Inc. ("ObjectShare" or the "Company") provides a broad range of services, including customer support, training and consulting as integral components of a complete customer solution. The Company also develops, markets and supports fully object-oriented software application development tools for use in development of distributed client/server/web applications. The Company's primary software products are VisualWorks, VisualWave and Distributed Smalltalk ("DST"), which are application development environments ("ADEs") based on the Smalltalk programming language. VisualWorks, the Company's primary ADE, provides a powerful visual programming environment that enables programmers to develop, deploy, and maintain applications ranging from workgroup and departmental applications to complex enterprise-wide mission-critical client/server applications. VisualWorks applications are portable across multiple platforms. VisualWave is an extension of the VisualWorks environment that allows a VisualWorks application to be enhanced for deployment on the Internet. The Company's DST tool set, when used in conjunction with VisualWorks or VisualWave, provides a proven architecture for developing mission-critical, enterprise-wide distributed applications.

     In April 1999, the Company sold certain rights and assets related primarily to PARTS for Java and predecessor products, along with certain products in development to support Enterprise JavaBeans and legacy software system integration to Seagull Software Systems ("Seagull").

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

     Smalltalk is a pure object-oriented programming language. As a pure object-oriented language, Smalltalk provides the intended benefits of object programming: direct business modeling, an easy-to-learn syntax, rapid development of new objects, incremental changes to existing objects, and easy and safe reuse of objects. Such benefits make Smalltalk generally more suitable to corporate application development than object-based extensions of other programming languages, such as C++, which is an object-oriented extension of C.

Both C and C++ are too complex and low level to provide a pragmatic solution for the vast majority of corporate applications. In addition, although the C++ language provides for object orientation, it allows programmers to revert to procedural programming techniques, thereby potentially limiting the benefits of object-oriented programming.

     Java is also an object-oriented programming language, and is being used primarily for development of Web-based applications. Java has become the perceived market leader for object-oriented programming language.

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

     The following is a description of the Company's products:

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

     VISUALWORKS DATABASE CONNECT products provide the additional code necessary to connect VisualWorks to Oracle, Sybase and DB2 relational databases. Because VisualWorks has an open Application Programming Interface ("API") for drivers, additional connections can be made to other databases.

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

  DISTRIBUTED SMALLTALK

     DISTRIBUTED SMALLTALK ("DST") is a powerful development tool for building multi-tiered distributed applications, is designed to help developers build enterprise-wide solutions for client/server-based environments. Fully integrated with VisualWorks, DST provides application frameworks for the development of multi-tiered client/server applications. DST combines the CORBA implementation, powerful testing and tuning tools, reusable frameworks, and an open and flexible architecture in the development of distributed applications.

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

PROFESSIONAL SERVICES AND SUPPORT

     To help ensure successful development, deployment and maintenance of mission-critical business applications, ObjectShare provides its customers with a full range of professional services and support. The Company's training programs, consulting services and technical support complement the Company's object-oriented application development tools, allowing the Company to provide a complete solution for corporate application developers seeking the benefits of object-oriented technology. Charges for training, consulting and support are not bundled with license fees. As of March 31, 1999, the Company had 28 employees providing training and consulting services and 13 providing customer support. In addition, the Company maintains a network of contractor/consultants to augment its permanent staff.

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

  MANAGEMENT CONSULTANTS AND SYSTEM INTEGRATORS

     ObjectShare has marketing, training, reselling and development relationships with leading management consultants and system integrators that help corporations reengineer their business models and implement client/server computing solutions. As facilitators for many customers migrating to client/server architectures and object-oriented technology, management consultants and system integrators help to encourage use of the Company's products. In addition, as these service providers gain experience with object-oriented technology and expand their own class libraries, they may be able to offer customized solutions to their clients at prices competitive with prepackaged software solutions. The Company has and has had strategic relationships with organizations such as: American Management Systems, Andersen Consulting, Arbor Intelligence, Cambridge Technology, Computer Sciences Corporation, Gemini Consulting, Intelligent Environments, MCI Systemhouse, Morgan, Parker, Johnson, Object Wave, and SPL Worldgroup. It has also established technology partnerships with organizations such as Rational, Arbor Intelligence, Intersolv, Oracle, Applied Reasoning, IC&K, and Unisys. We collaborate on projects, cross sell products and services, etc. These relationships are non-exclusive, are not all subject to written agreements and may be discontinued at any time.

  COMPUTER SYSTEM AND SOFTWARE PROVIDERS

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

SALES AND MARKETING

     The Company markets its products to large business and governmental organizations, both domestic and international. To address the range of sales opportunities, the Company relies on the coordinated efforts of its direct sales force and system engineering personnel, as well as on distribution agreements with a limited number of authorized domestic VARs and resellers. The Company also has international distribution arrangements covering Europe, Southeast Asia, South America, Australia, South Africa, Israel and the Pacific Rim. As of March 31, 1999, the Company's sales and marketing organization consisted of 31 employees in the United States, the United Kingdom, Germany and Japan.

     The Company uses a team sales approach. The direct sales force focuses on selling to major accounts and provides face-to-face contact with customers. Sales engineering and internal telesales personnel work with the direct sales force to perform demonstrations at customer sites and provide pre-sales assistance including analysis of the customer's technical requirements.

     In support of the sales organization, the marketing department positions, promotes and markets the Company's products. Marketing personnel are engaged in a variety of activities including public relations, direct marketing, trade shows, advertising, seminars, newsletters and promotion of customer success stories through brochures and trade mediaplacements.

CUSTOMER DEPENDENCE

     The Company's revenues are derived from a large number of major companies and no single customer accounts for more than 5% of the Company's annual sales.

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

     As of March 31, 1999, the Company's product development staff consisted of 23 employees. The Company's total expenses for research and development, including capitalized software development costs, for fiscal years ended March 31, 1999, 1998, and 1997 were and $4.6 million, $4.6 million, and $8.9 million, respectively, representing 29%, 23%, and 24% of net revenues for each fiscal period.

EMPLOYEES

     As of March 31, 1999, the Company had 110 full-time employees, consisting of 23 in product development, 31 in sales and marketing, 15 in finance and administration, 13 in customer support, and 28 in training and professional services. No employees are covered by any collective bargaining agreements. The Company believes that its relationships with its employees are generally good. The future success of the Company depends in a large part on its ability to attract and retain qualified personnel. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's ability to deliver new products and generate license and associated revenues, thereby affecting the Company's operating results and financial condition. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to attract and retain qualified personnel in the future.

     In April 1999, as part of the sale to Seagull, the headcount was reduced by 11 people, who now are employed by Seagull.

1B. BUSINESS RISKS

     In addition to the other information set forth in this report, the following are certain risks that should be considered with regard to the Company and its common stock.

LACK OF ACCEPTANCE OF SMALLTALK

     The Company's application development tools are largely based on the Smalltalk programming language. This dependence has been a major factor in the Company's sales decline in recent years due in large part to corporate users' reluctance to make new and/or additional investments in Smalltalk-based applications. This reluctance correlates to the perception that Java has emerged as the leading programming language for future object-oriented application development. A leading market research company recently indicated that Smalltalk has lost any hope of becoming a mainstream technology as Java has stolen the spotlight and has become the market leading object-orientated technology. Corporate users' reluctance to invest in Smalltalk is further compounded by the Company's declining sales and recurring operating losses from fiscal 1996 through fiscal 1999. These losses have caused customers to become concerned about the Company's ability to continue to maintain, support and enhance its product line. Because the Company is a leading vendor among a small number of vendors providing Smalltalk-based tools, such concerns exacerbated customer reluctance to make investments in the Smalltalk programming language generally, and the Company's products in particular. In addition, use of the Company's Smalltalk-based products requires user-organizations to make a substantial investment in the retraining of programmers, which can be expensive and can reduce the productivity of programmers during the training period, or to hire experienced Smalltalk programmers, which are in scarce supply. The Company believes that Smalltalk continues to provide certain advantages over competing programming languages, but if these advantages are not recognized by corporate users as having sufficient value to their organizations, the downward trend in sales of Smalltalk-based application development tools will continue. This would have a material adverse effect on the Company's results of operations

NEED FOR CONTINUED ACCEPTANCE OF OBJECT-ORIENTED TECHNOLOGY

     The Company currently derives substantially all of its revenue from its product family of object-oriented application development environments and related products and services and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of, object-oriented application development environments and related products and services, would have a material adverse effect on the Company's business and results of operations. In addition, the future success of the Company's current product family depends upon continued market acceptance of object-oriented technology, particularly continued investment by corporate users in developing mission-critical applications. Because object-oriented technology represents a fundamental shift in programming methodology, it requires a substantial investment in the retraining of programmers, which can discourage organizations from choosing object-oriented tools. Even if organizations choose to make the investment required to use object-oriented technology, there can be no assurance that they will choose products based on the Smalltalk language, such as the Company's products, or that the Company will be successful in the market for object-oriented application development environments, which is already crowded with larger and better-funded competitors such as Oracle, IBM, Sun Microsystems and Symantec. There are a number of potential approaches to implementing object technology, including the use of languages other than Smalltalk, such as C++, object extensions of COBOL, Java, object-based third-generation programming languages ("3GLs"), and other new languages and software tools that may currently be under development or that may be developed in the future.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. Fluctuations may be caused by numerous factors including, but not limited to, those discussed above. License revenues in any quarter depend on orders shipped in the quarter. The Company generally ships orders as received and, as a result, has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has received a substantial portion of its product orders in the last month of the quarter, with a concentration of such orders in the last week. Delays in the receipt of orders can therefore cause significant fluctuations in quarterly license revenues. In addition, license revenues in quarters after a new product release may be affected by the amount of upgrade revenue, which tends to increase soon after the release of a new product and then decline rapidly. License revenues may also be affected by seasonal trends, which may include relatively lower sales in the summer months when many businesses experience lower sales. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the mix of products and services, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues derived from licenses versus service fees, commencement or conclusion of significant consulting projects, changes in the level of operating expenses, and competitive conditions in the industry. Because the Company's staffing and other operating expenses are based on anticipated revenues, operating results will be adversely affected if the anticipated level of revenues is not realized in the expected quarter or over the course of the year. The Company's results in recent quarters are not necessarily indicative of future results and the Company believes that period-to-period comparisons of its financial results should not be relied upon as the sole indicator of future performance, although such comparisons may be useful in establishing an overall trend in financial results.

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

     On June 23, 1999 the Company's stock was de-listed from Nasdaq Stock Market. Currently the Company is traded on the OTC Bulletin Board under the symbol "OBJS".

TECHNOLOGICAL CHANGE AND NEW PRODUCTS

     The market for software for client/server/web computing environments is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company must continually update its existing products to keep them current with changing customer needs, technology, and competitive products. New technologies could render existing products obsolete. If the Company is unable to enhance its existing products and introduce new products in response to changing customer requirements, or if such products are not introduced on a timely basis, fail to receive market acceptance, or contain significant errors, the Company's business and results of operations will be materially and adversely affected.

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

COMPETITION

     The market for application development tools for large-scale client/server/web computing environments is intensely competitive and the Company expects competition to continue to increase. The Company's competitors include a broad range of companies that develop and market tools and languages for software application development, including Borland, Forte, Informix, Microsoft, Oracle, Sun Microsystems, and Sybase. Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. Moreover, these companies may produce additional products competitive with those of the Company and there can be no assurance that the Company could compete effectively with such products.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company's success in software products depends upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect its proprietary rights. In addition, the Company currently holds one patent. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

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

MANAGING A CHANGING BUSINESS

     Since its inception, the Company has experienced changes in its operations which have placed significant demands on the Company's administrative, operational, and financial resources. The Company has experienced both rapid growth and substantial downturns, which have caused extreme stresses on the organization, both in the immediate term and in the longer term. In recent years, the Company has implemented a number of restructurings and reductions in its workforce. As a result, the Company has incurred a number of risks associated with its reduced operating size and capabilities. These risks include an increased sensitivity to employee turnover, with a greater likelihood that turnover would have a significant negative effect on the Company's operations, potentially causing delays in product delivery schedules; a reduced ability to pursue diversified research and development efforts, particularly for projects that are not profitable in the near term; and the need for the Company to effectively manage dramatically changing operations.

INTERNATIONAL OPERATIONS

     Approximately 31%, 31%, and 32% of the Company's net revenues for the years ended March 31, 1999, 1998, and 1997, respectively, were attributable to international sales. Approximately half of international revenues are derived from service revenues. International sales are made primarily through distributors, and are therefore largely dependent on the efforts of these third parties. Other risks associated with international operations include tariff regulations and requirements for export licenses, customer or governmental requirements for local-language versions of products; unexpected changes in regulatory requirements; longer accounts receivable payment cycles; difficulties in managing international operations; potentially adverse tax consequences; economic and political instability; restrictions on repatriation of earnings; foreign exchange translation and transaction exposure; and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial position, and results of operations.

FUTURE CAPITAL REQUIREMENTS

     As described in Item 7 to this Annual Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, it is anticipated that the Company will need additional funds to support its operations during the year. The terms of any equity financing may be dilutive to the Company's stockholders, and the terms of any debt financing are likely to contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company will experience severe liquidity problems. This matter raise substantial doubt as to the Company's ability to continue as a going concern.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in Irvine, California in an 11,600 square foot facility occupied under a lease expiring in 2000. The Company also leases facilities and offices in Santa Clara, California, and in Illinois, Maryland, New Jersey, Oregon, Virginia, Germany, Japan, and the United Kingdom. The Company believes that its existing facilities will be adequate to meet its needs through at least fiscal 2000.

ITEM 3. LEGAL PROCEEDINGS

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

     Information regarding the Company's executive officers can be found in Part III, Item 10, Directors and Executive Officers of the Registrant.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock trades on the OTC Bulletin Board under the symbol "OBJS". During fiscal 1999 and 1998 the Company's common stock traded on the Nasdaq Stock Market. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by Nasdaq.

                                                              HIGH        LOW
                                                              ----        ----
FISCAL 1999
First Quarter...............................................  $ 4 7/8      $1 7/8
Second Quarter..............................................  $ 2 3/4      $1 1/16
Third Quarter...............................................  $ 1 1/2      $1 1/16
Fourth Quarter..............................................  $ 1 11/32    $ 1/4
FISCAL 1998
First Quarter...............................................  $ 1 9/16     $1
Second Quarter..............................................  $ 1 3/8      $ 31/32
Third Quarter...............................................  $ 1 5/16     $ 1/2
Fourth Quarter..............................................  $ 2 15/16    $ 5/8

     The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. The covenants in the bank loan also precludes payment of dividends.

     At March 31, 1999, there were 228 stockholders of record. Due to the large number of shares held in street name by the Company's stockholders, the Company is unable to estimate the number of beneficial stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data is derived from the Company's audited consolidated financial statements. This data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEAR ENDED MARCH 31,
                                         -----------------------------------------------------
                                          1999       1998        1997        1996       1995
                                         -------    -------    --------    --------    -------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
For the year:
Net revenues...........................  $15,806    $20,240    $ 37,286    $ 49,610    $55,668
Income (loss) from operations..........  $(5,012)   $(7,864)   $(23,110)   $(11,597)   $ 4,257
Net income (loss)......................  $(4,839)   $(7,582)   $(22,480)   $(10,396)   $ 4,564
Net income (loss) per share:
  Basic................................  $ (0.39)   $ (0.63)   $  (1.91)   $  (0.98)   $  0.47
  Diluted..............................  $ (0.39)   $ (0.63)   $  (1.91)   $  (0.98)   $  0.38
Shares used in computing net income
  (loss) per share:
  Basic................................   12,308     12,022      11,775      10,725      9,653
  Diluted..............................   12,308     12,022      11,775      10,725     12,104
Increase (decrease) in net revenues....    (21.9)%    (45.7)%     (24.8)%     (10.9)%     33.4%
Net revenues per employee..............  $   142    $   139    $    148    $    146    $   176
At year end:
  Cash, cash equivalents and marketable
     securities........................  $ 1,675    $ 5,734    $ 14,456    $ 28,231    $33,295
Working capital........................  $(1,366)   $ 3,420    $  8,108    $ 27,701    $35,368
Total assets...........................  $ 7,712    $13,255    $ 23,872    $ 47,302    $54,119
Capital lease obligations..............  $   103    $    --    $     --    $     --    $    --
Stockholders' equity...................  $   124    $ 4,792    $ 12,272    $ 33,504    $37,463
Number of employees....................      110        112         180         323        356
Key ratios:
  Current ratio........................      0.8        1.4         1.7         3.0        4.0
  Return on sales......................    (30.6)%    (37.5)%     (60.3)%     (21.0)%      8.2%
  Return on average assets.............    (46.2)%    (40.8)%     (63.2)%     (20.5)%      9.0%
  Return on average stockholders'
     equity............................   (196.9)%    (88.9)%     (98.2)%     (29.3)%     13.2%

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

OVERVIEW

     ObjectShare, Inc. provides consulting and training to a broad range of major corporate customers. The Company also develops, markets, and supports object-oriented application development tools for the client/server/web computing market. Headquartered in Irvine, California, the Company maintains offices across the United States, internationally in Germany, Japan, and the United Kingdom, and a network of distributors worldwide. License revenues in fiscal 1999 were generated primarily by the Company's VisualWorks, VisualWave, and Distributed Smalltalk products. These products comprise a family of object-oriented application development environments based on the Smalltalk programming language.

     The Company's application development tools are largely based on the Smalltalk programming language. This dependence has been a major factor in the Company's sales decline in recent years due in large part to corporate users' reluctance to make new and/or additional investments in Smalltalk-based applications. This reluctance correlates to the perception that Java has emerged as the leading programming language for future object-oriented application development. A leading market research company recently indicated that Smalltalk has lost any chance of becoming the leading object-oriented technology and that Java has become the perceived market leader. Corporate users' reluctance to invest in Smalltalk is further compounded by the Company's declining sales and losses from fiscal 1996 through fiscal 1999.

     The fiscal 1999 net loss of $4.8 million on sales of $15.8 million was 36% less than the net loss of $7.6 million experienced in fiscal 1998. However, the Company's operations in the fourth quarter of fiscal 1999 yielded a net loss of $2.5 million or $(0.20) per share on sales of $4.2 million whereas for the same period of fiscal 1998, the Company generated net income of $327,000 or $0.02 per share on $5.4 million in sales. The fourth quarter 1999 loss of $2.5 million was also significantly greater than the third quarter 1999 loss of $1.1 million. The report of the Company's independent auditors indicates that the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.

     The fiscal 1998 net loss was 66% lower at $7.6 million, or $(0.63) per share, on sales of $20.2 million, than the $22.5 million net loss, or $(1.91) per share, experienced on sales of $37.3 million in fiscal 1997.

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

     On July 31, 1996, the Company acquired ObjectShare Systems, Inc. ("OSI"), a privately held corporation which developed and marketed add-on products for Smalltalk tools. The acquisition was accounted for as a purchase in which the Company paid $3.0 million in cash and assumed options for the purchase of 104,086 shares of the Company's common stock. In connection with the acquisition, the Company recorded intangible assets of $363,000 and charged to operations $2.9 million for acquired research and development. In connection with a restructuring of operations later in fiscal 1997, the Company charged to operations the unamortized portion of the intangible assets. The operating results of OSI have been included in the Company's consolidated results of operations from the date of acquisition.

     On October 1, 1996, the Company acquired Polymorphic Software, Inc. ("PSI"), a privately held corporation which developed and marketed Smalltalk tools and provided related consulting services. This acquisition was accounted for as a purchase in which the Company agreed to pay approximately $1.0 million in cash, of which $700,000 was paid during the third quarter of fiscal 1997, in exchange for all outstanding shares of PSI common stock. The operating results of PSI are included in the Company's consolidated results of operations from the date of acquisition. In connection with the acquisition, the Company recorded intangible assets of $403,000 and charged to operations $646,000 for acquired research and development. In connection with the restructuring of operations later in fiscal 1997, the Company charged to operations the unamortized portion of the intangible assets.

RESULTS OF OPERATIONS

  Net revenues

                                                            YEAR ENDED MARCH 31,
                                              -------------------------------------------------
                                               1999      CHANGE     1998      CHANGE     1997
                                              -------    ------    -------    ------    -------
                                                           (DOLLARS IN THOUSANDS)
License.....................................  $ 5,380     (34)%    $ 8,172     (59)%    $20,148
Service.....................................   10,426     (14)%     12,068     (30)%    $17,138
                                              -------              -------              -------
Net Revenues................................  $15,806     (22)%    $20,240     (46)%    $37,286
                                              =======              =======              =======

     ObjectShare's fiscal 1999 worldwide net revenues decreased 22% from the previous fiscal year with license revenues down 34%, from the previous year. The decrease in revenues from fiscal 1998 to fiscal 1999 is believed by the Company to be due to the following factors:

     - Weakness in the marketplace for Smalltalk products resulting from the perceived strength of Java

     - Customer concern regarding the viability of the Company in light of four years of declining sales and recurring operating losses

     - A shift of focus to Y2K compliance by potential customers with a resulting delay in development projects

     The Company believes that the decrease in sales from fiscal 1997 to fiscal 1998 was due largely to events occurring in fiscal 1997 that affected results for fiscal 1998, including:

     - Termination of the VisualSmalltalk Enterprise (VSE) product line in fiscal 1997

     - Elimination of runtime license fees in fiscal 1997

     - Lack of new releases in the core VisualWorks product line

     - Customer concern over the viability of the Company in light of three years of declining sales and recurring operating losses, led to significant gains from competitors entering the Smalltalk market, including IBM

     - Growing customer perception of the Smalltalk programming language as an academic/specialty niche tool, correlated to the emergence and popularity of Java

     LICENSE REVENUES continue to decline resulting in fiscal 1999 revenues being 34% below the prior year level. The fiscal 1998 and 1997 declines from the previous year were 59% and 36%, respectively. These declines are the result of Smalltalk's weakness in the marketplace and the customer concerns regarding the financial viability of the Company.

     SERVICE REVENUES in fiscal 1999, 1998 and 1997 declined 14%, 30% and 4% from the previous year, respectively, due to both reduced demand for training and consulting, which is largely driven by sales of development environments and the emergence of Smalltalk-oriented consultancies that specialize in custom application/solution development, in particular industries.

     INTERNATIONAL REVENUES for fiscal 1999, 1998, and 1997 were $4.9 million, $6.2 million, and $11.9 million, respectively, representing 31%, 31%, and 32%, respectively, of net revenues. International revenues consist primarily of U.S. export sales and European training and consulting. The decrease in international revenue in fiscal 1999 was due to the same factors mentioned above for worldwide revenues. The 48% decrease in international revenue in fiscal 1998 was also the result, in part, of the sale of the French subsidiary in mid year.

COST OF NET REVENUES

                                                            YEAR ENDED MARCH 31,
                                              -------------------------------------------------
                                               1999     CHANGE      1998     CHANGE      1997
                                              ------    ------     ------    ------     -------
                                                           (DOLLARS IN THOUSANDS)
Cost of license revenues....................  $1,737       7%      $1,626     (71)%     $ 5,537
Percentage of license revenues..............    32.3%                19.9%                 27.5%
Cost of service revenues....................  $5,705     (25)%     $7,569     (27)%     $10,379
Percentage of service revenues..............    54.7%                62.7%                 60.6%
Total cost of revenues......................  $7,442     (19)%     $9,195     (42)%     $15,916
Percentage of net revenues..................    47.1%                45.4%                 42.7%

     COST OF NET REVENUES is charged to either license revenues or service revenues. Cost of license revenues, which is primarily comprised of the production of the Company's products and related royalties, is substantially lower than cost of service revenues, which consists primarily of personnel costs.

     COST OF LICENSE REVENUES consists principally of royalties, materials, packaging and freight, and amortization of capitalized software costs. Cost of license revenues increased by 7% in fiscal 1999 compared to the prior year and decreased by 71% in fiscal 1998 compared to fiscal 1997 due to lower sales of development environments. License gross profit as a percentage of license revenues in fiscal 1999 decreased to 68%. This was primarily the result of the write-off of $372,000 of capitalized software related to VEOS, the Company's middleware product, at the end of fiscal 1999. License gross profit improved as a percentage of license revenues in fiscal 1998 to 80%, as fiscal 1997 cost of sales were high due to write-offs of purchased capitalized software, increased royalty accruals, write-offs of obsolete inventory, and the higher launch cost of sales on Parts for Java.

     COST OF SERVICE REVENUES consists principally of personnel, and related costs for training, consulting and customer support. Overall services headcount and contract personnel were reduced in fiscal 1998 and in fiscal 1997, although international services headcount increased in fiscal 1997. In fiscal 1999, service gross profit increased as a percentage of service revenues to 45%, due to the full year benefit of the cost reduction actions taken in fiscal 1998.

OPERATING EXPENSES

                                                        YEAR ENDED MARCH 31,
                                      ---------------------------------------------------------
                                       1999        CHANGE       1998        CHANGE       1997
                                      -------      ------      -------      ------      -------
                                                       (DOLLARS IN THOUSANDS)
Sales and marketing.................  $ 6,719        (13)%     $ 7,684       (61)%      $19,465
Percentage of net revenues..........     42.5%                    38.0%                    52.2%
Research and development............  $ 3,542        (24)%     $ 4,648       (48)%      $ 8,904
Percentage of net revenues..........     22.4%                    23.0%                    23.9%
General and administrative..........  $ 3,281        (17)%     $ 3,956       (47)%      $ 7,436
Percentage of net revenues..........     20.8%                    19.5%                    19.9%
Acquired research and development...       --                       --                  $ 3,513
Percentage of net revenues..........                                                        9.4%
Restructuring and merger related
  costs.............................     (166)      (106)%     $ 2,621       (49)%      $ 5,162
Percentage of net revenues..........     (1.1)%                   12.9%                    13.8%
Total operating expenses............  $13,376        (29)%     $18,909       (58)%      $44,480
Percentage of net revenues..........     84.6%                    93.4%                   119.3%

     OPERATING EXPENSES were 29% lower in fiscal 1999 than in fiscal 1998 and declined 58% in fiscal 1998 from fiscal 1997. Fiscal 1997 operating expenses were essentially flat with the prior year. The fiscal 1999 declines reflect the full year impact of the prior year's reduction of its workforce. In response to declining revenues, the Company implemented two reductions in the workforce in fiscal 1997, and one in fiscal 1998. The year-to-year decline in operating expenses reflect these workforce reductions and lower volume driven expenses such as commissions on sales.

     SALES AND MARKETING EXPENSES consist principally of salaries, commissions, travel, facility costs, marketing programs and advertising. During fiscal 1999, expenses continued to decrease as a result of reducing the international sales force, the spin-off of the sales subsidiary in France, and the de-layering and a reduction in marketing personnel. As a percentage of net revenues, however, these expenses increased to 42.5%. Expenses declined 61% and 12% respectively in fiscal years 1998 and 1997. These decreases were also a result of the 1997 and 1998 de-layering and workforce reduction actions.

     RESEARCH AND DEVELOPMENT EXPENDITURES are mostly personnel related. In fiscal 1999, 1998, and 1997 total expenditures for research and development were 22%, 23%, and 24% respectively of net revenues. The decrease in fiscal 1999 was due to manpower reductions and the capitalization of projects which reached technological feasibility. During the year, the Company capitalized $495,000 of software development costs related to its middleware product, VEOS, and $522,000 of costs associated with development of the internet capable version of the Company's VisualWorks Smalltalk product, VW5i, as the development of these products reached technological feasibility. Subsequently, in the fourth quarter of fiscal 1999, the unamortized development costs related to VEOS were written off and charged to license cost of sales, as the recoverability of such costs through future revenue did not materialize as expected. The Company did not capitalize software development costs in fiscal 1998 and fiscal 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES consist of personnel costs for administration, finance, information systems, human resources, and general management, as well as professional service expenses. General and administrative expenses decreased in fiscal 1999 and 1998 primarily due to manpower reductions. The fiscal 1998 decrease was also impacted by a decrease in bad debt allowance. Fiscal 1997 expenses were up 8% from the prior year.

     ACQUIRED RESEARCH AND DEVELOPMENT represents charges for software that had not yet reached technological feasibility under SFAS 86. In fiscal 1997, a charge of $646,000 was taken in connection with the October 1996 acquisition of privately held Polymorphic Software, Inc. and a charge of $2.9 million was taken in connection with the July 1996 acquisition of privately held ObjectShare Systems, Inc.

     RESTRUCTURING AND MERGER RELATED COSTS reflect charges recorded in connection with the restructuring of operations in the second quarter of fiscal 1998, and the third and fourth quarters of fiscal 1997. In the restructurings, the Company reduced its total headcount by an aggregate of approximately 160 people, including employees and contractors, down to 110 at March 31, 1998. These actions were taken in an effort to reduce the Company's ongoing operating expenses. The Company recorded restructuring charges in the second quarter of fiscal 1998 of $2.6 million and in the third and fourth quarters of fiscal 1997 of approximately $2.2 million and $3.0 million, respectively, to cover severance benefits, the closing of excess facilities, write-down of acquired intangible assets related to discontinued products, and the write-down of excess computer equipment and office furniture.

     The fiscal 1998 restructuring costs and 1999 utilization and related liabilities are summarized below:

                                                   WRITE-DOWNS,                        WRITE-DOWNS,
                                                   PAYMENTS, AND        ACCRUED        PAYMENTS, AND        ACCRUED
                                     1998        RECLASSIFICATIONS   RESTRUCTURING   RECLASSIFICATIONS   RESTRUCTURING
                                 RESTRUCTURING        THROUGH          COSTS AT           THROUGH          COSTS AT
                                     COSTS           MARCH 31,         MARCH 31,         MARCH 31,         MARCH 31,
                                   PROVISION           1998              1998              1999              1999
                                 -------------   -----------------   -------------   -----------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Severance benefits.............     $  550            $  550             $ --              $ --               $--
Closing of excess facilities...      1,395               881              514               514                --
Intangible assets write-down...        584               564               20                20                --
Equipment and furniture write-
  down.........................         68                68               --                --                --
Other..........................         24                24               --                --                --
                                    ------            ------             ----              ----               ---
                                    $2,621            $2,087             $534              $534               $--
                                    ======            ======             ====              ====               ===

     In fiscal 1999, the Company completed these restructuring activities and reversed to operations $166,000 of excess accruals related to the closing of excess facilities.

INTEREST AND OTHER INCOME, NET

                                                               YEAR ENDED MARCH 31,
                                                     ----------------------------------------
                                                     1999    CHANGE    1998    CHANGE    1997
                                                     ----    ------    ----    ------    ----
                                                              (DOLLARS IN THOUSANDS)
Interest and other income, net.....................  $160     (49)%    $313     (57)%    $725
Percentage of net revenues.........................   1.0%              1.5%              1.9%

     INTEREST AND OTHER INCOME, NET consists primarily of interest earned on the Company's cash and cash equivalent balances and marketable securities, offset by interest paid and other expenses. The decrease in fiscal 1999 and 1998 reflects lower interest income from reduced cash, cash equivalent and marketable securities balances.

NET LOSS PER SHARE

                                                           YEAR ENDED MARCH 31,
                                           ----------------------------------------------------
                                             1999      CHANGE      1998      CHANGE      1997
                                           --------    ------    --------    ------    --------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss.................................  $ (4,839)     36%     $ (7,582)     66%     $(22,480)
Percentage of net revenues...............     (30.6)%               (37.5)%               (60.3)%
Basic and diluted net loss per share.....  $   (.39)             $   (.63)             $  (1.91)
Shares used in computing basic and
  diluted net loss per share.............    12,308                12,022                11,775

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

FOREIGN EXCHANGE CONTRACTS

     The Company sells its products to its European customers in local currencies. There may be potential risks caused by economic and political instability; foreign exchange translation and transaction exposure; and the burdens of complying with a wide variety of foreign laws. From time to time the Company enters into forward foreign exchange contracts, with maturities generally approximate ninety days in duration, primarily to hedge against the short-term impact of foreign currency fluctuations from invoices denominated in local currencies. There were no such hedges at March 31, 1999 and net foreign currency transaction gains and losses have not been material during fiscal 1999, 1998 or 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have resulted in net losses of $4.8 million, $7.6 million and $22.5 million during each of the three years ended March 31, 1999, 1998 and 1997, respectively. As of March 31, 1999, the Company has an accumulated deficit of $49.8 million and the Company's current liabilities exceed its current assets by $1.4 million. During fiscal 1999 and 1998, management implemented certain cost reduction and product development actions to improve the Company's revenues and profitability. These actions included leveraging and redirecting the Company's technology and consulting resources and revising the marketing strategy to implement more of a solutions and services-oriented business model. However, the Company continues to experience operating losses which have seriously eroded cash reserves.

     Management of the Company anticipates implementing additional cost cutting measures in 1999 to attempt to reduce the Company's cost structure to be commensurate with estimated revenues. Such cost cutting measures could have the initial effect of increasing expenses for the period during which such actions are taken. Although management's goal is to reduce losses and, ultimately, return the Company to profitability, there can be no assurance that these actions will allow the Company to achieve profitability. After giving effect to the planned cost cutting measures, management believes that the Company will still need to obtain additional sources of financing to satisfy the Company's near-term operating requirements.

     As of March 31, 1999, the Company had cash, cash equivalents, and marketable securities of $1.7 million, and negative working capital of $1.4 million.

     Due to its net losses in fiscal 1999 and 1998, the Company used $4.1 million and $9.2 million, respectively, of cash to fund its operating activities. The net cash used in operating activities in fiscal 1998 was greater than the net loss, primarily due to the net effect of decreases in accounts payable, accrued liabilities, accrued restructuring costs, and deferred revenue. Accounts receivable decreased as a result of reduced revenues. Days sales outstanding were 95 and 86 days at March 31, 1999 and 1998, respectively.

     The Company has no significant capital commitments for fiscal 2000.

     Financing activities provided cash of $1.2 million and $.1 million for fiscal 1999 and 1998, respectively. Cash from financing activities in 1999 was derived primarily from borrowings from the Company's line of credit with a bank and interest earned on cash equivalents.

     Cash from financing activities in fiscal 1998 was derived primarily from the issuance of common stock under the Company's employee stock plans.

     Cash from investing activities in 1998 and 1997 was derived primarily from the maturing of marketable securities.

     During December 1998, the Company entered into a $5 million line of credit with a commercial bank that expires in December 1999. Borrowings under the line, that are secured by the Company's assets including accounts receivable and intellectual property, are limited to 70% of eligible accounts receivable and bear interest at the bank prime rate plus a variable percentage adjusted monthly, ranging from .75% to 1.75% (9.50% at March 31, 1999). During April 1999 the Company repaid $394,000 of the $1.0 million outstanding at March 31, 1999. At March 31, 1999, the Company was not in compliance with both the quick ratio and tangible net worth covenants in the line of credit that require the Company to meet or exceed a predetermined quick ratio and a tangible net worth minimum level. The bank has not waived these defaults. As a result, the bank may demand repayment of the $606 thousand currently borrowed under this line and has the right to terminate the credit facility. There is no assurance that the Company will be able to cure the covenant violations or make the repayment if demanded by the bank, or that it will be able to obtain alternative financing in the event that the credit agreement is terminated.

     It is anticipated that cash on hand and cash flow from operations will not be sufficient to support the Company's operations during fiscal 2000. The Company is actively pursuing various sources of debt and equity financing. However, there is no assurance the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company or at all. Failure to obtain sufficient levels of additional financing will result in material liquidity problems for the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     INTERNAL BUSINESS SYSTEMS -- The Year 2000 Problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems, infrastructure, networks and telecommunications systems. The Company has converted all necessary internal systems and believes that all of the major systems, software applications and related equipment used in connection with its internal operations are now Year 2000 compliant.

     THIRD-PARTY SUPPLIERS -- The Company relies, directly and indirectly, on external systems utilized by its suppliers. The Company has received confirmation from its suppliers of their Year 2000 compliance; however, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 Problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

     FACILITY SYSTEMS -- Systems such as heating, sprinklers, test equipment and security systems at the Company's facilities may also be affected by the Year 2000 Problem. The Company has contacted its facility owners seeking assurances of Year 2000 compliance.

     COSTS TO ADDRESS YEAR 2000 READINESS -- The Company has incurred approximately $75,000 as of March 31, 1999 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $85,000. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

     The Company recognizes the need for developing contingency plans to address the Year 2000 issues that may pose a significant risk to its on going operations. Such plans and others that may be developed include the implementation of manual procedures to compensate for system deficiencies. However, there can be no assurance that any contingency plans evaluated and potentially implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company sells its products to its European customers in local currencies. There may be potential risks caused by economic and political instability; foreign exchange translation and transaction exposure; and the burdens of complying with a wide variety of foreign laws. When considered appropriate, the Company enters into forward foreign exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations from invoices denominated in foreign currencies. The maturities of the forward foreign exchange contracts are short-term in nature, generally 90 days. The contracts are recorded at fair market value as of each balance sheet date. Gains and losses from these contracts are recorded in interest and other income. At March 31, 1999, the Company had no such contracts. At March 31, 1998, the Company had contracts to exchange various European currencies to U.S. dollars in the amounts of $1,072,000. The fair value (quoted market price) of these contracts was $1,072,000 at March 31, 1998. Net foreign currency transaction gains and losses have not been material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, schedules and the related Notes to the Consolidated Financial Statements, and the Report of Independent Auditors are set forth at the pages indicated in Item 14(a).

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and directors are:

     Eugene L. Goda, 63, joined the Company as President and Chief Executive Officer, and Chairman of the Board, on June 10, 1997. From November 1995 until joining the Company, Mr. Goda was a consultant and private investor. From October 1991 to October 1995, Mr. Goda served as CEO of Simulation Sciences, Inc., a software company that develops and markets simulation tools. From July 1989 to September 1991, he served as CEO of Meridian Software Systems, a systems software provider. He is also a director of Powerwave Technologies, Inc.

     Winston E. Hickman, 56, joined the Company as Vice President and Chief Financial Officer in June 1999. Currently he is also on the advisory board and consults for several privately held companies. From 1997 - 1998 he was Sr. Vice President and CFO of Pacific Scientific, a NYSE stock exchange company. From 1992 - 1997 he was CFO of both a financial services start-up business and a NASDAQ consumer products company. He was also a senior financial executive for Allied-Signal, 1988 - 1992, and Rockwell International, 1971 - 1988.

     James H. Smith, 42, joined the Company as Senior Vice President of Sales on June 10, 1997. From 1995 until joining the Company, he was Executive Vice President, Chief Operating Officer and a Director of Select Software Tools, a developer of object-oriented application development tools. From 1994 to 1995, he was Vice President of Sales at Softlab, a developer of process automation tools. From 1992 to 1994, he was Vice President of Sales for the western region at Knowledgeware, a developer of CASE tools. From 1988 to 1992, he was Vice President of Sales and Marketing at Meridian, a developer of Ada development tools.

     The Company's outside directors are:

     Sam Inman III, 49, was appointed a director of the Company effective July 1, 1998. Mr. Inman became Co-CEO of Viking Components, Inc. on January 1, 1999. He served as Chairman of the Board of Directors of Centura Software Corp. from September 1996 until February 1998 and as President and Chief Executive Officer from December 1995 until December 1997, and President and Chief Operating Officer from April 1995 until November 1997. Prior to joining Centura Software Corp., Mr. Inman served as President and Chief Operating Officer of Ingram Micro Inc., from March 1993 to April 1995.

     James Sutter, 62, was appointed a director of the Company effective September 17, 1998. Mr. Sutter served as Vice President and Chief Information Officer for Rockwell International from 1983 - 1997. Previously he managed various information systems activities for Xerox Corporation from 1971 - 1983.

     Edward Merino, 57, was appointed director of the Company effective May 4, 1999. Mr. Merino is managing director and founder of Office of the Chairman, an Orange County-based provider of corporate governance services. He previously was the director of corporate governance at Deloitte & Touche LLP. From 1990 - 1993 he was the Managing Director of Gilchrest and Merino. Prior to that he held several CEO positions.

REPORTS UNDER SECTION 16 OF THE SECURITIES EXCHANGE ACT

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16 forms they file. Based on its review of copies of such forms furnished to the Company and on written representations of such persons, the Company believes that all
Section 16 filing requirements were met during fiscal 1999 by such persons.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth in the prescribed format the compensation paid by the Company to the Chief Executive Officer and the other executive officers of the Company for fiscal year 1999 in excess of $100,000 for services rendered in all capacities. None of these officers were employed by the Company prior to fiscal 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                 ----------------------
                                                                                 SECURITIES
                                                                                 UNDERLYING
                                                                                 AWARDS OF
                                                          ANNUAL COMPENSATION     OPTIONS
                                                FISCAL    --------------------     (# OF      ALL OTHER
         NAME AND PRINCIPAL POSITION             YEAR     SALARY(1)   BONUS(2)      SHS)      COMP.(3)
         ---------------------------            ------    ---------   --------   ----------   ---------
Eugene L. Goda................................   1999     $240,000      --             --       $490
  President and Chief Executive Officer          1998     $161,140      --        650,000       $591
James H. Smith................................   1999     $195,000    93,100           --       $397
  Vice President, Worldwide Sales and
     Marketing                                   1998     $157,375    24,375      555,000       $304
Glenn J. Brown................................   1999     $175,000      --         30,000       $337
  Former VP and Chief Financial Officer          1998     $ 33,878      --        125,000       $  0

---------------
(1) The current annual salaries for Mr. Goda, Mr. Smith, and Mr. Brown are $200,000, $195,000, and $175,000, respectively. The 1998 amount shown for Mr. Smith's salary includes MBO bonus payments of $24,375. The 1998 amount shown for Mr. Brown represents partial-year salary from February 26, 1998. The Company has entered into employment agreements with each of Messrs. Goda and Smith setting forth the above salaries, among other terms. The employment agreements have initial terms of twelve to eighteen months beginning June 10, 1998 and are automatically extended 12 months on each anniversary date. If the Company terminates any of the agreements other than for "cause" (as defined in the agreements), the Company must pay the individual's salary and benefits for 12 months in the case of Mr. Goda and nine months for Messrs. Smith and Brown.

(2) Mr. Smith received special MBO bonuses of $93,100 and $24,375 for fiscal years 1999 and 1998, respectively. In addition each executive had a target bonus established that was based on the Company achieving certain financial results. No executive bonus was paid in either 1999 or 1998 except to Mr. Smith.

(3) The amounts shown as other compensation represent life insurance premiums.

     The following table sets forth information regarding grants of stock options made during the fiscal year ended March 31, 1999 to the persons named in the Summary Compensation Table above:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                  POTENTIAL REALIZABLE VALUE
                             NUMBER                                               AT ASSUMED ANNUAL RATES OF
                          OF SECURITIES      % OF TOTAL                            STOCK PRICE APPRECIATION
                           UNDERLYING     OPTIONS GRANTED    EXERCISE                 FOR OPTION TERM(3)
                             OPTIONS      TO EMPLOYEES IN    OR BASE     EXP.     ---------------------------
          NAME             GRANTED(1)     LAST FISCAL YEAR   PRICE(2)    DATE         5%              10%
          ----            -------------   ----------------   --------   -------   ----------      -----------
Eugene L. Goda..........         --              --
James H. Smith..........         --              --
Glenn J. Brown..........     30,000             3.3%         $3.5625    4/23/08    $67,213         $170,331

---------------
(1) The Board of Directors has the discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options. Except as noted, all options granted by the Company vest over either three or four years with an initial vesting increment of one year and are subject to immediate full vesting in the event of an acquisition, merger, or liquidation of the Company, and continuation of vesting in the event of termination without cause. This option has a term of ten years, plus up to 90 additional days as may be necessary to provide the optionee with three years after any termination of employment to exercise the option.

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

     The following table sets forth, for each person named in the Summary Compensation Table above, information regarding the exercise of stock options during the fiscal year ended March 31, 1999 and the year-end value of unexercised options:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

                                                              NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                                                              SECURITIES UNDERLYING           IN-THE-MONEY
                                     SHARES                   OPTIONS AT YEAR-END:      OPTIONS AT YEAR-END(1):
                                   ACQUIRED ON    VALUE     -------------------------   ------------------------
              NAME                  EXERCISE     REALIZED   EXERCISABLE      UNEX.      EXERCISABLE       UNEX.
              ----                 -----------   --------   -----------   -----------   ------------      ------
Eugene L. Goda...................      --          --         650,000            --         --             --
James H. Smith...................      --          --         527,222        27,778         --             --
Glenn J. Brown...................      --          --          41,667       113,333         --             --

---------------
(1) Based on a fair market value of $.5469 per share, which was the closing price of the Common Stock on March 31, 1999. No options were in the money at the end of the fiscal year.

COMPENSATION OF OUTSIDE DIRECTORS

     The Company pays its outside directors a fee, for each meeting attended, of $1,500 for each meeting of the Board of Directors and $750 for each meeting of a committee and an annual retainer of $7,500 that is paid quarterly. Under the Company's 1995 Director Stock Option Plan, outside directors also are granted, upon election to the Board, an option to purchase 20,000 shares of Common Stock and, assuming at least six months have elapsed since the initial grant, are granted on June 30 of each year an option to purchase an additional 5,000 shares of Common Stock. The initial grants vest monthly over four years from date of grant and the subsequent grants cliff vest at the end of four years from the date of grant. All the options have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of July 10, 1999 as to (i) each director, (ii) each current executive officer named in the summary compensation tables, (iii) all directors and executive officers as a group, and (iv) each person known to the Company to beneficially own 5% or more of the outstanding stock. The persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to the shares owned by them, subject to community property laws.

                                                                 SHARES       APPROXIMATE
                                                              BENEFICIALLY      PERCENT
                            NAME                                OWNED(1)       OWNED(1)
                            ----                              ------------    -----------
Eugene L. Goda..............................................     650,000          4.7%
Sam Inman III(2)............................................       5,416            *
James F. Sutter(2)..........................................       4,166            *
Edward B. Merino............................................          --           --
Winston E. Hickman..........................................          --           --
James H. Smith(3)...........................................     555,000          4.0%
Glenn J. Brown(4)...........................................          --           --
All directors and executive officers as a group (7
  persons)(5)...............................................   1,287,082          9.4%
Scott M. Smith(6)...........................................      77,900          6.3%
  Camelot Capital, LP
  10 Glenville Street
  Greenwich, CT 06831

---------------
 *  Less than 1%.

(1) Percent of the outstanding shares of Common Stock, treating as outstanding all shares issuable on exercise of options held by the particular beneficial owner that are included in the first column. The shares beneficially owned by all of the officers and directors are vested options.

(2) Includes 833 shares subject to options exercisable as of 60 days after July 14, 1999.

(3) Includes 5,566 shares subject to options exercisable as of 60 days after July 14, 1999.

(4) Includes 20,833 shares subject to options exercisable as of 60 days after July 14, 1999.

(5) Includes 28,065 shares subject to options exercisable as of 60 days after July 14, 1999.

(6) Based on information provided as of December 1998.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

     1. Consolidated Financial Statements

       Report of Independent Auditors..............................  F-2
       Consolidated Balance Sheets as of March 31, 1999 and 1998...  F-3
       Consolidated Statements of Operations for the years ended
         March 31, 1999, 1998 and 1997.............................  F-4
       Consolidated Statements of Stockholders' Equity for the
         years ended March 31, 1999, 1998 and 1997.................  F-5
       Consolidated Statements of Cash Flows for the years ended
         March 31, 1999, 1998 and 1997.............................  F-6
       Notes to Consolidated Financial Statements..................  F-7

     2. Financial Statement Schedule

        The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements of ObjectShare, Inc. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

       II. Valuation and Qualifying Accounts.......................  S-1

     3. Exhibits

     2.1(2)    --   Conformed Agreement and Plan of Reorganization by and among the Registrant, Boardwalk Merger Subsidiary Co., a
                    subsidiary of the Registrant ("Merger Sub"), and Digitalk,
                    Inc.
     2.2(2)    --   Agreement of Merger by and between Merger Sub and Digitalk,
                    Inc.
     2.3(7)    --   Asset Purchase Agreement between Seagull Software Systems,
                    Inc. and ObjectShare, Inc., dated April 6, 1999.
     2.4(8)    --   Software License Agreement (related to VisualSmalltalk)
                    between Seagull Software Systems, Inc. and ObjectShare,
                    Inc., dated April 8, 1999.
     2.5(9)    --   Software License Agreement (related to PARTS for Java)
                    between Seagull Software Systems, Inc. and ObjectShare,
                    Inc., dated April 8, 1999.
     3.1(1)    --   Certificate of Incorporation
     3.2(1)    --   Bylaws
     4.3(1)    --   Specimen of Common Stock Certificate
    10.1(6)    --   Loan and Security Agreement between Silicon Valley Bank and
                    ObjectShare, Inc., dated December 10, 1998.
    10.1A(6)   --   Collateral Assignment, Patent Mortgage and Security
                    Agreement between Silicon Valley Bank and ObjectShare, Inc.
    10.1B      --   Loan Modifications Agreement to the Loan and Security
                    Agreement between Silicon Valley Bank and ObjectShare, Inc., dated March 29, 1999.
    10.2C*(3)  --   Executive Bonus Plan for Fiscal 1997
    10.2D*(4)  --   Executive Bonus Plan for Fiscal 1998
    10.3B*(1)  --   1989 Stock Option Plan
    10.3Da*(3) --   1993 Stock Plan
    10.3E*(2)  --   1995 Director Stock Option Plan
    10.3F*(3)  --   Incentive and Nonstatutory Stock Option Plan adopted by
                    Digitalk, Inc., in 1992

    10.4C*(3)  --   1993 Employee Stock Purchase Plan
    10.11*(1)  --   Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
    10.12*(2)  --   Form of agreement between the Registrant and each of its
                    executive officers regarding a change of control
    10.13A*(4) --   Agreement for Services between the Registrant and Eugene L.
                    Goda dated
                    June 10, 1997
    10.13B*(4) --   Agreement for Services between the Registrant and Ronald J.
                    Clear dated
                    June 10, 1997
    10.13C*(4) --   Agreement for Services between the Registrant and James H.
                    Smith dated
                    June 10, 1997
    10.14(5)   --   Lease Agreement (Irvine, CA) dated October 3, 1997 between the Registrant and Hale Property, Ltd., L.P.
    21.1       --   List of Subsidiaries
    23.1       --   Consent of Independent Auditors
    27.1       --   Financial Data Schedule

---------------
(1) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-73008)

(2) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1995

(3) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1996

(4) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1997

(5) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

(6) Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(7) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated April 8, 1999.

(8) Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated April 8, 1999.

(9) Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated April 8, 1999.

 *  Management contract or compensatory plan

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: July 14, 1999                       OBJECTSHARE, INC.

                                          By: /s/ EUGENE L. GODA
                                            ------------------------------------
                                            Eugene L. Goda
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     Each individual whose signature appears below hereby appoints Eugene L. Goda and Winston E. Hickman, and each of them acting individually, his or her attorneys-in-fact with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming signatures as they may be signed by said attorneys to any and all such amendments.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 NAME                                   TITLE                       DATE
                 ----                                   -----                       ----

          /s/ EUGENE L. GODA            President and Chief Executive Officer   July 14, 1999
--------------------------------------  and Chairman of the Board of Directors
            Eugene L. Goda                   Principal Executive Officer

        /s/ WINSTON E. HICKMAN                 Chief Financial Officer          July 14, 1999
--------------------------------------     Principal Financial Officer and
          Winston E. Hickman                 Principal Accounting Officer

         /s/ EDWARD B. MERINO                          Director                 July 13, 1999
--------------------------------------
           Edward B. Merino

         /s/ JAMES F. SUTTER                           Director
--------------------------------------
           James F. Sutter

         /s/ SAM M. INMAN III                          Director                 July 14, 1999
--------------------------------------
           Sam M. Inman III

                               OBJECTSHARE, INC.

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND EXHIBITS

Report of Independent Auditors..............................            F-2
Consolidated Balance Sheets as of March 31, 1999 and 1998...            F-3
Consolidated Statements of Operations for the years ended
  March 31, 1999, 1998 and 1997.............................            F-4
Consolidated Statements of Stockholders' Equity for the
  Years ended March 31, 1999, 1998 and 1997.................            F-5
Consolidated Statements of Cash Flows for the Years ended
  March 31, 1999, 1998 and 1997.............................            F-6
Notes to Consolidated Financial Statements..................            F-7
Quarterly Financial Information (Unaudited).................           F-20
Valuation and Qualifying Accounts...........................            S-1
Loan Modification Agreement.................................  Exhibit 10.1B
List of Subsidiaries........................................   Exhibit 21.1
Consent of Independent Auditors.............................   Exhibit 23.1
Financial Data Schedule.....................................   Exhibit 27.1

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ObjectShare, Inc.

     We have audited the accompanying consolidated balance sheets of ObjectShare, Inc. as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ObjectShare, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 1999 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Orange County, California
June 14, 1999

                               OBJECTSHARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Current assets:
  Cash and cash equivalents.................................  $  1,675     $  5,134
  Marketable securities.....................................        --          600
  Accounts receivable, net of allowances of $205 in 1999 and
     $622 in 1998...........................................     3,988        5,166
  Prepaid expenses and other current assets.................       456          983
                                                              --------     --------
          Total current assets..............................     6,119       11,883
Property and equipment:
  Computers and other equipment.............................     4,927        4,696
  Furniture and fixtures....................................       614          636
  Leasehold improvements....................................       804          719
                                                              --------     --------
          Property and equipment at cost....................     6,345        6,051
  Less: Accumulated depreciation and amortization...........    (5,392)      (4,853)
                                                              --------     --------
          Net property and equipment........................       953        1,198
Capitalized software development costs, net of accumulated
  amortization of $11 in 1999...............................       511           --
Other assets................................................       129          174
                                                              --------     --------
          Total assets......................................  $  7,712     $ 13,255
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................  $  1,000     $     --
  Accounts payable..........................................     1,309        1,134
  Accrued payroll and related expenses......................       893        1,088
  Note payable and current portion of capital lease
     obligations............................................       103           --
  Accrued restructuring costs...............................        --          534
  Accrued royalties.........................................       489          686
  Other accrued liabilities.................................     1,104        1,806
  Deferred revenue..........................................     2,587        3,215
                                                              --------     --------
          Total current liabilities.........................     7,485        8,463
Capital lease obligations...................................       103           --
Commitments and contingencies (Notes 2, 4 and 9)............
Stockholders' equity:
  Common stock, $0.001 par value: Authorized
     shares -- 30,000
     Issued and outstanding shares -- 12,383 in 1999 and
      12,199 in 1998........................................        12           12
  Additional paid-in capital................................    50,160       49,992
  Accumulated deficit.......................................   (49,772)     (44,933)
  Accumulated other comprehensive loss......................      (276)        (279)
                                                              --------     --------
          Total stockholders' equity........................       124        4,792
                                                              --------     --------
          Total liabilities and stockholders' equity........  $  7,712     $ 13,255
                                                              ========     ========

                            See accompanying notes.

                               OBJECTSHARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED MARCH 31,
                                                              ------------------------------------------
                                                                 1999           1998            1997
                                                              -----------    -----------    ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues:
  Service...................................................    $10,426        $12,068        $ 17,138
  License...................................................      5,380          8,172          20,148
                                                                -------        -------        --------
          Total net revenues................................     15,806         20,240          37,286
Cost of net revenues:
  Service...................................................      5,705          7,569          10,379
  License...................................................      1,737          1,626           5,537
                                                                -------        -------        --------
          Total cost of net revenues........................      7,442          9,195          15,916
                                                                -------        -------        --------
Gross profit................................................      8,364         11,045          21,370
Operating expenses:
  Sales and marketing.......................................      6,719          7,684          19,465
  Research and development..................................      3,542          4,648           8,904
  General and administrative................................      3,281          3,956           7,436
  Acquired research and development.........................         --             --           3,513
  Restructuring and merger-related costs....................       (166)         2,621           5,162
                                                                -------        -------        --------
          Total operating expenses..........................     13,376         18,909          44,480
                                                                -------        -------        --------
Loss from operations........................................     (5,012)        (7,864)        (23,110)
Interest and other income, net..............................        160            313             725
                                                                -------        -------        --------
Loss before provision for income taxes......................     (4,852)        (7,551)        (22,385)
Provision (benefit) for income taxes........................        (13)            31              95
                                                                -------        -------        --------
Net loss....................................................    $(4,839)       $(7,582)       $(22,480)
                                                                =======        =======        ========
Basic and diluted net loss per share........................    $ (0.39)       $ (0.63)       $  (1.91)
                                                                =======        =======        ========
Shares used in computing basic and diluted net loss per
  share.....................................................     12,308         12,022          11,775
                                                                =======        =======        ========

                            See accompanying notes.

                               OBJECTSHARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 ACCUMULATED
                                    COMMON STOCK     ADDITIONAL                     OTHER           TOTAL
                                   ---------------    PAID-IN     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                   SHARES   AMOUNT    CAPITAL       DEFICIT         LOSS           EQUITY
                                   ------   ------   ----------   -----------   -------------   -------------
                                                                 (IN THOUSANDS)
Balance at March 31, 1996........  11,532    $12      $48,392      $(14,871)        $ (29)        $ 33,504
Translation adjustment...........      --     --           --            --          (158)            (158)
Unrealized loss on investments...      --     --           --            --           (65)             (65)
Net loss.........................      --     --           --       (22,480)           --          (22,480)
                                                                                                  --------
          Comprehensive loss.....                                                                  (22,703)
Exercise of stock options........     196     --          699            --            --              699
Issuance of common stock under
  Employee Stock Purchase Plan...     201     --          604            --            --              604
Stock options assumed in business
  combinations...................      --     --          168            --            --              168
                                   ------    ---      -------      --------         -----         --------
Balance at March 31, 1997........  11,929     12       49,863       (37,351)         (252)          12,272
Translation adjustment...........      --     --           --            --           (27)             (27)
Net loss.........................      --     --           --        (7,582)           --           (7,582)
                                                                                                  --------
          Comprehensive loss.....                                                                   (7,609)
Exercise of stock options........     250     --          120            --            --              120
Issuance of common stock under
  Employee Stock Purchase Plan...      20     --            9            --                              9
                                   ------    ---      -------      --------         -----         --------
Balance at March 31, 1998........  12,199     12       49,992       (44,933)         (279)           4,792
Translation adjustment...........      --     --           --            --             3                3
Net loss.........................      --     --           --        (4,839)           --           (4,839)
                                                                                                  --------
          Comprehensive loss.....                                                                   (4,836)
Exercise of stock options........      83     --           85            --            --               85
Issuance of common stock under
  Employee Stock Purchase Plan...     101     --           83            --            --               83
                                   ------    ---      -------      --------         -----         --------
Balance at March 31, 1999........  12,383    $12      $50,160      $(49,772)        $(276)        $    124
                                   ======    ===      =======      ========         =====         ========

                            See accompanying notes.

                               OBJECTSHARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                               1999       1998        1997
                                                              -------    -------    --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $(4,839)   $(7,582)   $(22,480)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Write-off of unamortized capitalized software development
     costs..................................................      372         --          --
  Depreciation and amortization.............................      673        783       3,707
  Provision for doubtful accounts...........................      257        106         939
  Restructuring costs.......................................       --        165       1,887
  Acquired research and development.........................       --         --       3,513
  Changes in operating assets and liabilities:
     Accounts receivable....................................      921        314       5,440
     Other current assets...................................      572        183         315
     Accounts payable and accrued liabilities...............     (919)      (753)     (3,472)
     Accrued restructuring costs............................     (534)      (533)      1,067
     Deferred revenue.......................................     (628)    (1,851)       (310)
                                                              -------    -------    --------
Net cash used in operating activities.......................   (4,125)    (9,168)     (9,394)

INVESTING ACTIVITIES
Capitalized software development costs......................   (1,017)        --          --
Purchases of property and equipment.........................      (88)      (254)     (1,564)
Maturities of marketable securities.........................      600      6,438      23,239
Purchases of marketable securities..........................       --         --     (16,479)
Business combinations.......................................       --         --      (3,699)
Decrease (increase) in other assets.........................       --        598        (197)
                                                              -------    -------    --------
Net cash provided by (used in) investing activities.........     (505)     6,782       1,300

FINANCING ACTIVITIES
Borrowings on line of credit................................    1,000         --          --
Proceeds from issuance of common stock, net of repurchase...      168        129       1,303
                                                              -------    -------    --------
Net cash provided by financing activities...................    1,168        129       1,303
Effect of exchange rate changes on cash and cash
  equivalents...............................................        3        (27)       (158)
                                                              -------    -------    --------
Net decrease in cash and cash equivalents...................   (3,459)    (2,284)     (6,949)
Cash and cash equivalents at beginning of year..............    5,134      7,418      14,367
                                                              -------    -------    --------
Cash and cash equivalents at end of year....................  $ 1,675    $ 5,134    $  7,418
                                                              -------    -------    --------

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Equipment acquired under note payable issued in exchange for
  leasehold improvements....................................  $    40    $    --    $     --
Capital lease obligations...................................  $   166    $    --    $     --

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for taxes.........................................  $    21    $    24    $     82
Cash paid for interest......................................  $    29    $    --    $     --

                            See accompanying notes.

                               OBJECTSHARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     ObjectShare, Inc. (the Company) a Delaware corporation, develops, markets, and supports object-oriented application development tools for the client/server/web computing market. The Company also provides customer support, training, on-site assistance and consulting.

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in France (through the period of ownership), Germany, Switzerland and the United Kingdom after eliminating all significant inter-company accounts and transactions.

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 52 (SFAS), Foreign Currency Translation. Gains and losses from translation are recorded as components of accumulated other comprehensive loss in stockholders' equity. The effect of foreign currency transaction gains and losses on the consolidated statements of operations is insignificant for all years presented.

  Use of Estimates

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts receivable, product returns, sales allowances, certain other accrued liabilities, and estimates of future net cash flows developed to determine whether conditions indicating asset impairment are present.

  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term marketable securities consist principally of debt instruments with maturities between three and twelve months.

     At March 31, 1999, the Company did not have any marketable securities. At March 31, 1998, all of the Company's debt securities were classified as available-for-sale and were carried at fair market value with unrealized gains and losses recorded in stockholders' equity. The cost of the securities is based upon the specific identification method.

     Such investments consist of the following:

                                                               FAIR MARKET
                                                                 VALUE AT
                                                                MARCH 31,
                                                              --------------
                                                              1999     1998
                                                              ----    ------
                                                               (DOLLARS IN
                                                                THOUSANDS)
Cash equivalents -- corporate debt securities...............   $--    $3,074
                                                               ==     ======
Short-term marketable securities (maturing through March
  1999 -- U.S. treasury securities and obligations of U.S.
  government agencies.......................................   $--    $  600
                                                               ==     ======

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

     Realized gains and losses from the sale of such investments were not material in fiscal 1999, 1998 and 1997. At March 31, 1998, the estimated fair value of cash equivalents and marketable securities approximated cost and the amount of unrealized gains or losses were not significant.

  Property and Equipment

     Equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years. Assets under capital leases of $196,000 included in computers and other equipment are amortized over the shorter of the asset life or the remaining lease term. At March 31, 1999 accumulated depreciation on capital lease equipment amounted to $23,000. Amortization of capital lease equipment is included in depreciation and amortization expense.

  Long Lived Assets

     The Company reviews for impairment long-lived assets and certain intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets.

  Capitalized Software

     The Company's policy is to capitalize software development costs incurred subsequent to the time the products reach technological feasibility. Based on the Company's product development process, technological feasibility is generally established upon completion of a working model. Capitalized internally developed software is stated at the lower of amortized cost or net realizable value. Amortization of capitalized software development commences when the products are available for general release to new customers and is determined using the straight-line method over the expected useful life of the related product.

     During fiscal 1999, the Company capitalized $1,017,000 of software development costs related to its VisualWorks 5i and VEOS products. The Company evaluates recoverability of its capitalized software development costs at each reporting period based upon its estimates of related product sales to be realized in future periods. As a result, during the fourth quarter ended March 31, 1999, the Company wrote off $372,000 of capitalized software development costs related to the VEOS product. In addition, normal amortization of capitalized software development costs aggregated $134,000 during the year ended March 31, 1999.

  Income Taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates.

  Revenue Recognition

     In October 1997, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) No. 97-2, Software Revenue Recognition, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is intended to reduce the diversity in accounting for software revenue recognition and changes certain of the specific criteria for recognizing revenue related to software licensing arrangements. Specifically, the new SOP contains more restrictive revenue recognition provisions for software arrangements containing multiple elements (i.e. upgrades, enhancements, implementation and other services) similar to the arrangements entered into by

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

the Company. Effective April 1998, the Company implemented the provisions of the new SOP for transactions recognized for fiscal 1999 and thereafter.

     License revenue is recognized on delivery of product, provided persuasive evidence of an agreement exists, no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Insignificant vendor obligations are accrued upon recognition of revenue. License revenue also includes revenue from the sale of software manufactured by a third party. Service revenue includes training, consulting, and customer support. Revenues from training and consulting are recognized at the time the service is performed.

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

  Research and Development Costs

     Research and development costs are expensed as incurred.

  Concentration of Credit Risk

     The Company sells its products to various companies across several industries. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses, which have been within management's expectations. The Company generally requires no collateral from its customers.

  Loss Per Share

     SFAS 128, "Earnings Per Share," requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of options and warrants are antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes.

  Segments of a Business Enterprise

     Effective March 31, 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the consolidated results of operations or financial position of the Company.

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

  Impact of Recently Issued Accounting Standards

     In April 1998, the Company adopted Financial Accounting Standard Board
(FASB) SFAS 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and/or distributions to shareholders. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. All periods presented have been reclassified to conform to the requirements of SFAS 130.

     In April 1998, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. The adoption of SOP No. 98-1 had no material effect on the Company's consolidated financial position as of March 31, 1999 or its consolidated results of operations for the year then ended.

     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on its consolidated financial position or consolidated results of operations.

  Reclassification

     Certain prior year amounts have been reclassified to conform with current year presentation.

  Derivative Financial Instruments

     The Company sells its products to its European customers in local currencies. There may be potential risks caused by economic and political instability; foreign exchange translation and transaction exposure; and the burdens of complying with a wide variety of foreign laws. When considered appropriate, the Company enters into forward foreign exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations from invoices denominated in foreign currencies. The maturities of the forward foreign exchange contracts are short-term in nature, generally 90 days. The contracts are recorded at fair market value as of each balance sheet date. Gains and losses from these contracts are recorded in interest and other income. At March 31, 1999, the Company had no such contracts. At March 31, 1998, the Company had contracts to exchange various European currencies to U.S. dollars in the amounts of $1,072,000. The fair value (quoted market price) of these contracts was $1,072,000 at March 31, 1998. Net foreign currency transaction gains and losses have not been material.

 2. OPERATIONS

     The Company's operations have resulted in net losses of $4.8 million, $7.6 million and $22.5 million during each of the three years ended March 31, 1999, 1998 and 1997, respectively. As of March 31, 1999, the Company has an accumulated deficit of $49.8 million and the Company's current liabilities exceed its current assets by $1.4 million. During fiscal 1999 and 1998, management implemented certain cost reduction and product development actions to improve the Company's revenues and profitability. These actions included leveraging and redirecting the Company's technology and consulting resources and revising the marketing strategy to implement more of a solutions and services-oriented business model. However, the Company continues to experience operating losses which have seriously eroded cash reserves.

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

     Management of the Company anticipates implementing additional cost cutting measures in 1999 to attempt to reduce the Company's cost structure to be commensurate with estimated revenues. Such cost cutting measures could have the initial effect of increasing expenses for the period during which such actions are taken. Although management's goal is to reduce losses and, ultimately, return the Company to profitability, there can be no assurance that these actions will allow the Company to achieve profitability. After giving effect to the planned cost cutting measures, management believes that the Company will still need to obtain additional sources of financing to satisfy the Company's near-term operating requirements.

     During December 1998, the Company entered into a $5 million line of credit with a commercial bank that expires in December 1999. At March 31, 1999, the Company was not in compliance with the covenants in the line of credit that requires the Company to maintain a certain level of tangible net worth and a minimum quick ratio. As a result, the bank may demand repayment of $1.0 million ($606,000 on June 14, 1999) borrowed in January 1999 and has the right to terminate the credit facility. There is no assurance that the Company will be able to cure the covenant violation or that it will be able to obtain alternative financing in the event that the credit agreement is terminated.

     The Company is actively pursuing various sources of debt and equity financing. However, there is no assurance the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company or at all. Failure to obtain sufficient levels of additional financing will result in material liquidity problems for the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern.

 3. DEBT

  Line of Credit

     The Company has a credit agreement with a commercial bank that provides a revolving line of credit for borrowings, limited to 70% of eligible accounts receivable, up to a maximum of $5,000,000. The credit agreement also provides letters of credit subject to certain condition for borrowings up to a maximum amount of $500,000. Maximum aggregate borrowings under the credit agreement is $5,000,000. The credit agreement expires on December 9, 1999. Interest accrues at prime plus a variable percentage, adjusted monthly, ranging from .75% to 1.75% (9.50% at March 31, 1999). At March 31, 1999, borrowings under the line of credit and letters of credit were $1.0 million and no additional borrowings were available. The credit agreement is secured by all of the Company's assets including intellectual property. At March 31, 1999, the Company was in violation of certain financial covenants. No waiver has been obtained for such violation, therefore, the bank may at any time demand repayment of the outstanding borrowings which were $1.0 million on March 31, 1999 and $606,000 on June 14, 1999.

  Capital Leases

     Obligations under capital leases have terms of three to five years. Certain leases provide the Company with a guaranteed purchase option at lease expiration. At March 31, 1999, assets with a cost of $196,000 were financed under capital leases. Total obligations under capital leases as of March 31, 1999 were $166,000 with

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

the current portion of the capital lease obligations of $63,000. Future required payments of the obligations under capital leases as of March 31, 1999 are as follows:

                        FISCAL YEAR
                        -----------
2000........................................................  $ 78,000
2001........................................................    54,000
2002........................................................    40,000
2003........................................................    22,000
2004........................................................    11,000
                                                              --------
     Total..................................................   205,000
Less amount representing interest...........................    39,000
                                                              --------
Present value of minimum lease payment......................  $166,000
                                                              ========

 4. COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment under non-cancelable operating leases that expire through 2004. Rental expense was $730,000, $1,682,000 and $1,763,000 for fiscal 1999, 1998 and 1997 respectively. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are as follows:

                        FISCAL YEAR
                        -----------
2000........................................................  $  562,000
2001........................................................     432,000
2002........................................................     315,000
2003........................................................     301,000
2004........................................................     234,000
                                                              ----------
Total.......................................................  $1,844,000
                                                              ==========

 5. STOCK OPTION AND STOCK PURCHASE PLANS

  Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     The Company has two current stock option plans: the 1993 Stock Plan, which provides for the grant of stock options to the Company's employees and consultants, and the 1995 Director Stock Option Plan, which provides for the grant of stock options to the Company's Directors. The Company also has two other stock option plans which have terminated but under which stock options remain outstanding: the 1989 Stock Option Plan, the Incentive and Non-statutory Stock Option Plan adopted by Digitalk in 1992 (as to which the Company assumed all outstanding options at the time of the merger in August 1995), and the 1995 Stock Option/Stock Issuance Plan of Objectshare Systems, Inc. (as to which the Company assumed all outstanding options at the time of the acquisition in July
1996). No further options may be granted under these terminated plans. In addition, the Company granted options in fiscal 1998 to the new executive officers hired in June

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

1997. Because of the number of option shares and the terms required in the employment agreements with such individuals, the options were granted outside of the existing stock plans.

     Under the 1993 Stock Plan, the vesting and exercise provisions of option grants are determined by the Board of Directors. As of March 31, 1999, the 1993 Stock Plan provides for the issuance of incentive stock options and nonqualified stock options to purchase up to 3,300,664 shares of common stock (including 97,122 shares already issued upon exercise of options and not including 9,063 shares that could be added under the terms of the plan if outstanding options covering such shares under the 1989 plan are cancelled in the future). There were 987,190 shares available for option grants under this plan at March 31, 1999.

     Under the 1995 Director Stock Option Plan, options are automatically granted to non-employee Directors. The Director Stock Option Plan provides for the issuance of nonqualified stock options to purchase up to 200,000 shares of common stock. There were 108,000 shares available for option grants under this plan at March 31, 1999.

     Generally, options granted under the plans vest over a three or four-year period and have a term of ten years from the date of grant, subject to continued service to the Company, although certain grants under the 1995 Director Stock Option Plan vest over a longer period.

     In July 1996 and November 1997, the Board of Directors approved stock option repricing programs pursuant to which employees of the Company (excluding all executive officers) could elect to exchange their then outstanding employee stock options for new employee stock options having an exercise price per share equal to the then fair market value of the common stock, with exercisability generally prohibited for six months after the exchange. Under the July 1996 re-pricing, 747,098 options with exercise prices ranging from $4.875 to $18.25 per share were exchanged for options with an exercise price of $4.375 per share. Under the November 1997 repricing, 513,868 options with exercise prices ranging from $1.0625 to $4.6875 per share were exchanged for options with an exercise price of $1.00 per share. The exchange of all such options is included in grants and cancellations is shown in the table below.

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

     Activity under these stock option plans is set forth below. Options assumed in the Digitalk merger are included as historically granted, adjusted for the exchange ratio for the merger. Options assumed in the Objectshare acquisition are included as assumed in fiscal 1997, adjusted for the exchange ratio for that merger.

                                                           OPTIONS OUTSTANDING
                                              ----------------------------------------------
                                                                                   WEIGHTED-
                                                                                    AVERAGE
                                                NUMBER OF                          PRICE PER
                                                  SHARES        PRICE PER SHARE      SHARE
                                              --------------    ---------------    ---------
                                              (IN THOUSANDS)
Balance at March 31, 1996...................       2,468        $0.22 - $22.50       $7.90
  Granted...................................       2,198        $1.50 - $13.81       $3.97
  Assumed (acquisition).....................         104                $ 3.21       $3.21
  Canceled..................................      (2,277)       $0.22 - $22.50       $8.10
  Exercised.................................        (196)       $0.22 - $ 9.88       $3.58
                                                  ------        --------------       -----
Balance at March 31, 1997...................       2,297        $0.44 - $18.25       $4.09
  Granted...................................       3,891        $0.63 - $ 3.81       $1.03
  Canceled..................................      (2,495)       $0.44 - $18.25       $3.82
  Exercised.................................        (250)       $0.44 - $ 1.06       $0.56
                                                  ------        --------------       -----
Balance at March 31, 1998...................       3,443        $0.63 - $11.50       $1.17
  Granted...................................         916        $0.44 - $ 4.88       $2.15
  Canceled..................................        (745)       $0.66 - $ 9.00       $2.38
  Exercised.................................         (83)       $1.00 - $ 1.00       $1.00
                                                  ------        --------------       -----
Balance at March 31, 1999...................       3,531        $0.44 - $11.50       $1.17
                                                  ======        ==============       =====

     At March 31, 1999, an aggregate of 4,625,826 shares were reserved for future issuance under the plans, including 3,530,636 shares subject to outstanding options and 1,095,190 available for grant.

     The following table summarizes information about the Company's stock options outstanding at March 31, 1999.

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   --------------------------------------------------   -------------------------------
                       NUMBER       WEIGHTED-AVERAGE     WEIGHTED-          NUMBER         WEIGHTED-
    RANGE OF       OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT      AVERAGE
 EXERCISE PRICE    MARCH 31, 1999   CONTRACTUAL LIFE   EXERCISE PRICE   MARCH 31, 1999   EXERCISE PRICE
 --------------    --------------   ----------------   --------------   --------------   --------------
                   (IN THOUSANDS)                                       (IN THOUSANDS)
$0.44 - $ 0.97           152              8.71             $0.79               49            $ 0.79
$     1.00             1,457              7.73             $1.00              668            $ 1.00
$     1.03               394              9.39             $1.03               --            $   --
$     1.06             1,289              3.63             $1.06            1,197            $ 1.06
$1.09 - $ 1.13            33              9.76             $1.12               --            $   --
$1.16 - $ 1.66            43              9.41             $1.12                2            $ 1.66
$2.19 - $ 2.41            45              9.30             $2.38                7            $ 2.40
$2.50 - $ 3.50            41              9.23             $2.66                1            $ 3.00
$3.56 - $ 3.94            39              9.06             $3.65               --            $   --
$4.88 - $11.50            38              7.16             $8.82               23            $11.07
                       -----                                                -----
$0.44 - $11.50...      3,531              6.54             $1.17            1,947            $ 1.16
                       =====                                                =====

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to March 31, 1995 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following assumptions for fiscal, 1999, 1998, and 1997: risk-free interest rates of 5%, 6%, and 7%, respectively, volatility factors of the expected market price of the Company's common stock of 1.5, 1.4, and 0.9, respectively, and, for all years, an expected life of the options of 3 years from the grant date and a dividend yield of zero.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's historical and pro forma information follows:

                                                            YEAR ENDED MARCH 31,
                                                       ------------------------------
                                                        1999       1998        1997
                                                       -------    -------    --------
                                                           (DOLLARS IN THOUSANDS,
                                                         EXCEPT PER SHARE AMOUNTS)
Net Loss
  Historical.........................................  $(4,839)   $(7,582)   $(22,480)
  Pro Forma..........................................  $(6,041)   $(8,697)   $(24,496)
Basic and diluted
  Net loss per share
  Historical.........................................  $ (0.39)   $ (0.63)   $  (1.91)
  Pro Forma..........................................  $ (0.49)   $ (0.72)   $  (2.08)

  Stock Purchase Plan

     The Company's 1993 Employee Stock Purchase Plan allows eligible employees, through payroll deductions, to purchase shares of the Company's stock at the lower of 85% of the fair market value of the stock on the first or last day of a six-month offering period or such other offering period determined by the Board of Directors. The plan provides for the issuance of up to 800,000 shares of the Company's common stock. In fiscal 1999, 1998, and 1997, the Company issued 101,625, 19,944, and 200,867 shares, respectively, under the plan. At March 31, 1999, 520,739 cumulative shares have been issued under the plan, and 279,261 remained available for future issuance.

  Common Stock Reserved

     At March 31, 1999, a total of 4,905,087 shares of the Company's common stock was reserved for future issuance under the Company's stock option and employee stock purchase plans.

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

 6. RETIREMENT PLAN

     The Company has a defined contribution 401(k) plan covering substantially all of its employees. Participants may elect to contribute up to 20% of their compensation to this plan (up to the statutory maximum amount). The Company can make discretionary contributions to the plan determined solely by the Board of Directors. The Company made no contributions to the plan through March 31, 1999. Effective April 1, 1999, the Company matches $0.50 for every dollar its employees contribute up to 6% of their salary deferral.

 7. INCOME TAXES

     The provision (benefit) for income taxes are as follows:

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                              (DOLLARS IN THOUSANDS)
Current:
  State.....................................................  $ --      $--      $40
  Foreign...................................................   (13)      31       55
                                                              ----      ---      ---
          Total.............................................  $(13)     $31      $95
                                                              ====      ===      ===

     A reconciliation of income tax provision at the U.S. federal statutory rate (34%) to the income tax provision at the effective tax rate is as follows:

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Income taxes computed at the federal statutory rate...  $(1,656)   $(2,577)   $(7,600)
Losses without benefit................................    1,643      2,577      6,405
Acquired research and development costs with no tax
  basis...............................................       --         --      1,195
State taxes, net of federal benefit...................       --         --         40
Foreign income and withholding taxes..................       --         31         55
                                                        -------    -------    -------
                                                        $   (13)   $    31    $    95
                                                        =======    =======    =======

     As of March 31, 1999, the Company has federal and state net operating loss carryforwards of approximately $46,100,000 and $13,500,000, respectively, that will expire in the fiscal years 2000 through 2019. The Company also has federal and state research and experimentation credits of approximately $1,300,000 and $700,000, respectively, that will expire in the fiscal years 2003 through 2019. In addition, the Company has a federal foreign tax credit carryforward of approximately $243,000 that will expire in the fiscal years 2000 through 2002. Finally, the Company also has federal alternative minimum tax credit carry forwards of approximately $60,000 that do not expire.

     Utilization of these net operating losses and credits may be subject to an annual limitation due to ownership change constraints provided by the Internal Revenue Code of 1986 and similar state tax provisions.

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

     Significant components of the Company's deferred income taxes consist of the following:

                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets(liabilities):
  Net operating loss carryforwards..........................  $ 16,491     $ 11,708
  Research credit carryforwards.............................     1,955        1,991
  Foreign tax credit........................................       243          243
  Allowances for sales returns..............................        --           30
  Accrued vacation pay......................................        --          128
  Other individually immaterial items.......................    (1,062)         616
                                                              --------     --------
          Total deferred tax assets.........................    17,627       14,716
  Valuation allowance.......................................   (17,627)     (14,716)
                                                              --------     --------
Net deferred tax assets.....................................  $     --     $     --
                                                              ========     ========

     Approximately $744,000 of the deferred tax asset described above (and a similar amount of valuation allowance) relates to tax benefits of stock option exercises that may be realized in future years. When realized, these benefits will be allocated to paid-in capital.

     Under Statement of Financial Accounting Standards No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its deferred tax assets due to uncertainties surrounding their realization resulting primarily from the Company's history of operating losses.

     The income before provision for income taxes provided by foreign operations was not material for any period presented, and the undistributed earnings of the Company's foreign subsidiaries were not material at March 31, 1999.

 8. BUSINESS COMBINATIONS

     In February 1996, the Company acquired all the assets of AMiGO S.A, a French-based distributor of the Company's VisualWorks product. In September 1997, the Company decided to spin-off the entity to its management. At the time of the acquisition, which was accounted for as a purchase, the Company made an initial payment of $688,000. In the second quarter of fiscal 1998, the Company paid an additional $150,000 in satisfaction of its "earnout" obligation under the acquisition agreement, in connection with revenues in France determined in accordance with the agreement for the specified time period. The Company also provided an additional $100,000 to the spin-off entity as working capital. Most of the initial purchase price, which included transaction costs, was allocated to intangible assets (included in other assets), a portion of which was amortized in fiscal 1997 and the balance of which was written off in connection with the spin-off. The results of operations of AMiGO, which have not been material in relation to those of the Company, are included in the consolidated results of operations for the period of ownership by the Company.

     On July 31, 1996, the Company acquired ObjectShare Systems, Inc. ("OSI"), a privately held corporation that developed and marketed add-on products for Smalltalk tools. The acquisition was accounted for as a purchase in which the Company paid $3.0 million in cash and assumed options for the purchase of 104,086 shares of the Company's common stock. In connection with the acquisition, the Company recorded intangible assets of $363,000 and charged to operations $2.9 million for acquired research and development. In connection with the restructuring of operations (Note 10), the Company charged to operations the

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

unamortized portion of the intangible assets. The operating results of OSI have been included in the Company's consolidated results of operations from the date of acquisition.

     On October 1, 1996, the Company acquired Polymorphic Software, Inc. ("PSI"), a privately held corporation which developed and marketed Smalltalk tools and provided related consulting services. This acquisition was accounted for as a purchase in which the Company agreed to pay approximately $1.0 million in cash, of which $700,000 was paid during the third quarter, in exchange for all outstanding shares of PSI common stock. The operating results of PSI are included in the Company's consolidated results of operations from the date of acquisition. In connection with the acquisition, the Company recorded intangible assets of $403,000 and charged to operations $646,000 for acquired research and development. In connection with the restructuring of operations (Note 10), the Company charged to operations the unamortized portion of the intangible assets.

 9. LEGAL PROCEEDINGS

     During the quarter ended December 31, 1996, the Company and its insurers agreed to settle a securities class action lawsuit filed against the Company and certain of its officers and directors on October 11, 1995, in the U.S. District Court for the Northern District of California. Under the terms of the settlement, a settlement fund of $3.1 million was established, of which $2,850,000 was paid by the Company's insurers and $250,000 was paid by the Company. The amount paid by the Company is included in interest and other income (expense) in the consolidated statement of operations for fiscal 1997. The settlement was approved by the court in March of 1997.

     The Company may be subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse affect on the Company's consolidated results of operations, financial position or cash flows.

10. RESTRUCTURING CHARGES AND MERGER RELATED COSTS

     Restructuring and merger related expenses reflect charges recorded in connection with the restructuring of operations in the second quarter of fiscal 1998, and in the third and fourth quarters of fiscal 1997. In the restructurings, the Company reduced its total headcount by an aggregate of approximately 160 people, including employees and contractors, down to 112 at March 31, 1998. These actions were taken in an effort to reduce the Company's ongoing operating expenses. The Company recorded restructuring charges in the second quarter of fiscal 1998 of $2.6 million and in the third and fourth quarters of fiscal 1997 of approximately $2.2 million and $3.0 million, respectively, to cover severance benefits, the closing of excess facilities, write-down of acquired intangible assets related to discontinued products, and the write-down of excess computer equipment and office furniture.

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

     The fiscal 1998 restructuring costs and 1999 utilization and related liabilities are summarized below:

                                                 WRITE-DOWNS,                        WRITE-DOWNS,
                                                 PAYMENTS, AND        ACCRUED        PAYMENTS, AND        ACCRUED
                                   1998        RECLASSIFICATIONS   RESTRUCTURING   RECLASSIFICATIONS   RESTRUCTURING
                               RESTRUCTURING        THROUGH          COSTS AT           THROUGH          COSTS AT
                                   COSTS           MARCH 31,         MARCH 31,         MARCH 31,         MARCH 31,
                                 PROVISION           1998              1998              1999              1999
                               -------------   -----------------   -------------   -----------------   -------------
                                                              (DOLLARS IN THOUSANDS)
Severance benefits...........     $  550            $  550             $ --              $ --               $--
Closing of excess
  facilities.................      1,395               881              514               514                --
Intangible assets
  write-down.................        584               564               20                20                --
Equipment and furniture
  write-down.................         68                68               --                --                --
Other........................         24                24               --                --                --
                                  ------            ------             ----              ----               ---
          Total..............     $2,621            $2,087             $534              $534               $--
                                  ======            ======             ====              ====               ===

     Cash payments included in the above table and charges to the restructuring cost provision were $348,000 and $1.4 million in fiscal 1999 and 1998, respectively. In fiscal 1999, the Company completed these restructuring activities and reversed to operations $166,000 of excess accruals related to the closing of excess facilities against operations.

11. INDUSTRY AND GEOGRAPHIC INFORMATION

     The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, distributors, and its subsidiaries. License and service revenue from external customers attributed to United States and other foreign countries, based on the customers' residence, are summarized by license and service as follows:

                                                          YEAR ENDED MARCH 31,
                                                ----------------------------------------
                                                       1999                  1998
                                                ------------------    ------------------
                                                SERVICE    LICENSE    SERVICE    LICENSE
                                                -------    -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
United States.................................  $ 7,782    $3,124     $ 8,478    $5,545
Europe........................................    1,937     1,892       3,104     1,899
Other International...........................      707       364         486       728
                                                -------    ------     -------    ------
          Total...............................  $10,426    $5,380     $12,068    $8,172
                                                =======    ======     =======    ======

     Long-lived assets located in the United Stated and other foreign countries are summarized as follows:

                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
United States...............................................   $ 6,235      $ 5,434
International...............................................       761          791
Depreciation/Amortization...................................    (5,403)      (4,853)
                                                               -------      -------
                                                               $ 1,593      $ 1,372
                                                               =======      =======

     License and service revenue amounts and long lived asset amounts related to fiscal 1997 are not present as it was impracticable to determine such information.

                               OBJECTSHARE, INC.

                                 MARCH 31, 1999

12.  SUBSEQUENT EVENTS

  Disposition of Assets

     On April 8, 1999, the Company completed the sale of certain rights and assets to a software company "the Buyer" in exchange for approximately $725,000 in cash and the assumption of liabilities in the approximate amount of $96,000. The rights and assets consisted of, among other things: the Company's proprietary computer software application development environments, including VisualSmalltalk and PARTS for Java, a visual programming environment based on Java programming language; products currently in development to support Enterprise JavaBeans and legacy software system integration; all technology, warranties, documentation and other intellectual property rights of the Company related to such software; as well as certain personal property. Pursuant to a software license agreement between the Company and the Buyer, the Buyer will license back to the Company: the rights to continue to provide support and maintenance and to sell the VisualSmalltalk product line; and the rights to (i) sell, for a period of one year, and (ii) provide support and maintenance, perpetually, the PARTS for Java product line.

                               OBJECTSHARE, INC.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for fiscal 1999 and 1998 is as follows:

                                            1ST           2ND          3RD        4TH       TOTAL
                                         QUARTER(2)    QUARTER(2)    QUARTER    QUARTER     YEAR
                                         ----------    ----------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal 1999:
  Net revenues.........................   $ 3,703       $ 3,903      $ 3,982    $ 4,218    $15,806
  Gross profit.........................   $ 2,446       $ 2,348      $ 1,852    $ 1,718    $ 8,364
  Loss from operations.................   $  (958)      $  (500)     $(1,201)   $(2,353)   $(5,012)
  Net loss.............................   $  (778)      $  (490)     $(1,106)   $(2,465)   $(4,839)
  Basic and diluted net loss per
     share.............................   $ (0.06)      $ (0.04)     $ (0.09)   $ (0.20)   $ (0.39)
Shares used in computing basic and
  diluted net loss per share...........    12,231        12,303       12,331     12,369     12,308
Fiscal 1998:
  Net revenues.........................   $ 5,122       $ 4,752      $ 4,935    $ 5,431    $20,240
  Gross profit.........................   $ 2,773       $ 2,380      $ 2,645    $ 3,247    $11,045
  Income (loss) from operations(1).....   $(2,615)      $(5,031)     $  (533)   $   315    $(7,864)
  Net income (loss)....................   $(2,515)      $(4,977)     $  (417)   $   327    $(7,582)
  Basic net income (loss) per share....   $ (0.21)      $ (0.42)     $ (0.03)   $  0.03    $ (0.63)
Shares used in computing basic net
  income (loss) per share..............    11,925        11,925       12,075     12,126     12,022
Diluted net income (loss) per share....   $ (0.21)      $ (0.42)     $ (0.03)   $  0.02    $ (0.63)
Shares used in computing diluted net
  income (loss) per share..............    11,925        11,925       12,075     15,570     12,022

---------------
(1) The second quarter of fiscal 1998 included $2,621,000 of restructuring costs as described in Note 10 to the consolidated financial statements.

(2) The Company has restated its 10-Q's for the three months ended June 30 and September 30, 1998. The above quarterly financial data is derived from the restated Form 10-Q's as applicable.

                 SCHEDULE II: VALUATION OF QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 ADDITIONS
                                                          -----------------------
                                             BALANCE AT   CHARGED TO    CHARGED                    BALANCE
                                             BEGINNING    COSTS AND      TO NET                     AT END
                DESCRIPTION                  OF PERIOD     EXPENSES     REVENUES    DEDUCTIONS*   OF PERIOD
                -----------                  ----------   ----------   ----------   -----------   ----------
Allowance for Doubtful Accounts:
  Year Ended March 31, 1999................    $  547        $257        $   --       $  629           175
  Year Ended March 31, 1998................       958         106            --          517           547
  Year Ended March 31, 1997................       498         939            --          479           958
Allowance for Sales Returns:
  Year Ended March 31, 1999................    $   75        $ --        $   --       $   45        $   30
  Year Ended March 31, 1998................     1,351          --            82        1,358            75
  Year Ended March 31, 1997................       969          --         1,964        1,582         1,351

---------------
* Uncollectible accounts written off, net of recoveries

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION
    -------      -----------
     2.1(2)      --           Conformed Agreement and Plan of Reorganization by and among the Registrant, Boardwalk Merger Subsidiary Co., a
                              subsidiary of the Registrant ("Merger Sub"), and Digitalk,
                              Inc.
     2.2(2)      --           Agreement of Merger by and between Merger Sub and Digitalk,
                              Inc.
     2.3(7)      --           Asset Purchase Agreement between Seagull Software Systems,
                              Inc. and ObjectShare, Inc., dated April 6, 1999.
     2.4(8)      --           Software License Agreement (related to VisualSmalltalk)
                              between Seagull Software Systems, Inc. and ObjectShare,
                              Inc., dated April 8, 1999.
     2.5(9)      --           Software License Agreement (related to PARTS for Java)
                              between Seagull Software Systems, Inc. and ObjectShare,
                              Inc., dated April 8, 1999.
     3.1(1)      --           Certificate of Incorporation
     3.2(1)      --           Bylaws
     4.3(1)      --           Specimen of Common Stock Certificate
    10.1(6)      --           Loan and Security Agreement between Silicon Valley Bank and
                              ObjectShare, Inc., dated December 10, 1998.
    10.1A(6)     --           Collateral Assignment, Patent Mortgage and Security
                              Agreement between Silicon Valley Bank and ObjectShare, Inc.
    10.1B        --           Loan Modifications Agreement to the Loan and Security
                              Agreement between Silicon Valley Bank and ObjectShare, Inc., dated March 29, 1999.
    10.2C*(3)    --           Executive Bonus Plan for Fiscal 1997
    10.2D*(4)    --           Executive Bonus Plan for Fiscal 1998
    10.3B*(1)    --           1989 Stock Option Plan
    10.3Da*(3)   --           1993 Stock Plan
    10.3E*(2)    --           1995 Director Stock Option Plan
    10.3F*(3)    --           Incentive and Nonstatutory Stock Option Plan adopted by
                              Digitalk, Inc., in 1992
    10.4C*(3)    --           1993 Employee Stock Purchase Plan
    10.11*(1)    --           Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
    10.12*(2)    --           Form of agreement between the Registrant and each of its
                              executive officers regarding a change of control
    10.13A*(4)   --           Agreement for Services between the Registrant and Eugene L.
                              Goda dated
                              June 10, 1997
    10.13B*(4)   --           Agreement for Services between the Registrant and Ronald J.
                              Clear dated
                              June 10, 1997
    10.13C*(4)   --           Agreement for Services between the Registrant and James H.
                              Smith dated
                              June 10, 1997
    10.14(5)     --           Lease Agreement (Irvine, CA) dated October 3, 1997 between the Registrant and Hale Property, Ltd., L.P.
    21.1         --           List of Subsidiaries
    23.1         --           Consent of Independent Auditors
    27.1         --           Financial Data Schedule

---------------
(1) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-1 (No. 33-73008)

(2) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1995

(3) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1996

(4) Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1997

(5) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

(6) Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(7) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated April 8, 1999.

(8) Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated April 8, 1999.

(9) Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K dated April 8, 1999.

 *  Management contract or compensatory plan

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.