Form 10-Q
period 1999-06-30
OBJECTSHARE INC
filed 1999-08-16
CIK 916354

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (mark one)

             [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended JUNE 30, 1999

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________to_____________.


                         COMMISSION FILE NUMBER: 0-23132


                                OBJECTSHARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    77-0143293
-------------------------------           ------------------------------------
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

                                                            Yes   [X]   No   [ ]

         As of July 31, 1999, the registrant had outstanding 12,458,880 shares of Common Stock.

================================================================================

                                OBJECTSHARE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999
                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
         as of June 30, 1999 and March 31, 1999                             3

     Condensed Consolidated Statements of Operations
         for the three months ended June 30, 1999 and 1998                  4

     Condensed Consolidated Statements of Comprehensive Income (Loss)
         for the three months ended June 30, 1999 and 1998                  5

     Condensed Consolidated Statements of Cash Flows
          for the three months ended June 30, 1999 and 1998                 6

     Notes to Condensed Consolidated Financial Statements                   7

ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

ITEM 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                 17

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                   18


SIGNATURE                                                                  18

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OBJECTSHARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    June 30th   March 31st
                                                       1999        1999
                                                    ---------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                         $  1,437    $  1,675
   Accounts receivable, net of allowance of
   $436 at June 30 and $205 at March 31                 2,030       3,988
   Inventories                                             13          24
   Other current assets                                   328         413
                                                     --------    --------
        Total current assets                            3,808       6,100
Property and equipment:
   Property and equipment                               6,241       6,345
   Less accumulated depreciation                       (5,473)     (5,392)
                                                     --------    --------
        Net property and equipment                        768         953

Prepaid expenses and other current assets                 144         148
Capitalized Software                                      522         522
   Less Accumulated Amortization                          (76)        (11)
                                                     --------    --------
                                                          446         511
                                                     --------    --------
        Total assets                                 $  5,166    $  7,712
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $  1,020    $  1,309
   Accrued compensation and related expenses              783         893
   Note payable                                            38          40
   Capital lease obligation-short term                     60          63
   Other accrued liabilities                            1,280       1,593
   Deferred revenue                                     2,212       2,587
   Line of credit                                         606       1,000
                                                     --------    --------
        Total current liabilities                       5,999       7,485
Commitments and contingencies
Capital lease obligation-long term                         92         103
Stockholders' equity:
  Common stock, $0.001 par value:
   Authorized shares - 30,000
   Issued and outstanding shares -
   12,459 at June 30 and 12,383 at March 31                12          12
  Additional paid-in capital                           50,236      50,160
  Accumulated deficit                                 (50,949)    (49,837)
  Accumulated other comprehensive loss                   (224)       (211)
                                                     --------    --------
        Total stockholders' equity                       (925)        124
                                                     --------    --------
        Total liabilities and stockholders' equity   $  5,166    $  7,712
                                                     ========    ========

                                OBJECTSHARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               For the three months
                                                  ended June 30,
                                               --------------------
                                                 1999        1998
                                               --------    --------
Net revenues:
  Service                                      $  2,209    $  2,285
  License                                         1,009       1,418
                                               --------    --------
Total net revenues                                3,218       3,703

Cost of net revenues:
  Service                                         1,474       1,084
  License                                           383         173
                                               --------    --------
Total cost of net revenues                        1,857       1,257
                                               --------    --------
Gross profit                                      1,361       2,446

Operating expenses:
  Sales and marketing                             1,503       1,817
  Research and development                          523       1,002
  General and administrative                        966         720
  Restructuring                                      --        (135)
                                               --------    --------
Total operating expenses                          2,992       3,404
                                               --------    --------
Net loss from operations                         (1,631)       (958)

Interest and other income, net                      452         131
                                               --------    --------
Loss before income taxes                         (1,179)       (827)

Benefit for income taxes                             --         (49)
                                               --------    --------
Net loss                                       ($ 1,179)   ($   778)
                                               ========    ========

Net loss per share:
  Basic                                        ($  0.09)   ($  0.06)
                                               ========    ========
  Diluted                                      ($  0.09)   ($  0.06)
                                               ========    ========

Shares used in computing net loss per share:
  Basic                                          12,414      12,231
                                               ========    ========
  Diluted                                        12,414      12,231
                                               ========    ========

                                OBJECTSHARE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 For the three months
                                                    ended June 30,
                                                 --------------------
                                                    1999      1998
                                                   -------    -----
Net loss                                           $(1,179)   $(778)
                                                   -------    -----
     Other comprehensive income, net of tax:
         Foreign currency translation adjustment       (13)       8
                                                   =======    =====
Comprehensive loss                                 $(1,192)   $(770)
                                                   =======    =====


See accompanying notes.

                                OBJECTSHARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            For the three months
                                                               ended June 30
                                                            --------------------
                                                              1999       1998
                                                             -------    -------
Operating Activities
--------------------
Net loss                                                     $(1,179)   $  (778)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                                 177        122
   Changes in operating assets and liabilities:
     Accounts receivable                                       1,958      1,776
     Inventories                                                  11        (22)
     Other  assets                                               126         80
     Accounts payable and accrued liabilities                   (376)    (1,463)
     Accrued restructuring costs                                   0       (254)
     Deferred revenue                                           (375)      (616)
                                                             -------    -------
Net cash provided (used) in operating activities                 342     (1,155)

Investing Activities:
---------------------
Net purchases of property and equipment                           37         (3)
Maturities of marketable securities                                0        600
Capitalized Software                                               0       (236)
Increase in other assets                                           0        (45)
                                                             -------    -------
Net cash provided by (used in) investing activities               37        316

Financing Activities:
---------------------
Increase in line of credit                                      (394)         0
Payments from capital lease obligations                          (14)         0
Decrease of note payable                                          (2)         0
Sale of Java                                                    (270)         0
Proceeds from issuance of common stock, net of repurchases        76         55
                                                             -------    -------
Net cash provided by financing activities                       (604)        55
                                                             -------    -------
Effect of exchange rate changes on cash
  and cash equivalents                                           (13)         8
                                                             -------    -------
Net decrease in cash and cash equivalents                       (238)      (776)
                                                             -------    -------
Cash and cash equivalents at beginning of period               1,675      5,134
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 1,437    $ 4,358
                                                             =======    =======


See accompanying notes.

                                OBJECTSHARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

         In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of the operations for interim periods presented. The operating results for the three months ended June 30, 1999 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2000.

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

4.       Restructuring Costs

         The Company has recorded restructuring costs in the second quarter of fiscal 1998 and the third and fourth quarteres of fiscal 1997. In first quarter of fiscal 1999, the Company made payments of $119,000 and recorded a return of reserve of $135,000 for events that were completed. The Company utilized the remaining reserve in fiscal 1999.

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

                                OBJECTSHARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

7.       Segment Information

         In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations and major customers. The Company adopted Statement No. 131 at the end of fiscal 1999. There was no effect on the consolidated results of operations or financial position of the Company.

8.       Line of Credit

         The Company has a credit agreement with a commercial bank that provides a revolving line of credit for borrowings, limited to 70% of eligible accounts receivable, up to a maximum of $5,000,000. The credit agreement also provides letters of credit subject to certain condition for borrowings up to a maximum amount of $500,000. Maxumum aggregate borrowings under the credit agreement is $5,000,000. The credit agreement expires on December 9, 1999. Interest accrues at prime plus a variable percentage, adjusted monthly, ranging from 0.75% to 1.75% (8.5% at June 30, 1999). At June 30, 1999, borrowings under the line of credit and letters of credit were $606,000. The credit agreement is secured by all the Company's assets including intellectual property. At June 30, 1999, the Company was in violation of certain financial covenants. No waiver has been obtained for such violation, therefore, the bank may at any time demand repayment of the outstanding borrowings.

9.       Disposition of Assets

         On April 8, 1999, the Company completed the sale of certain rights and assets to a software company "the Buyer" in exchange for approximately $725,000 in cash and the assumption of liabilities in the approximate amount of $96,000. The rights and assets consisted, among other things: the Company's propriety computer software application development environments, including VisualSmalltalk and PARTS for Java, a visual programming environment based on Java programming language; products currently in development to support Enterprise JavaBeans and legacy software system integration; all technology, warranties, documentation and other intellectual property rights of the Company related to such software; as well as certain personal property. Pursuant to a software license agreement between the Company and the Buyer, the Buyer licensed back to the Company: the rights to continue to provide support and maintenance and to sell the VisualSmalltalk product line; and the rights to (i) sell, for a period of one year, and (ii) provide support and maintenance, perpetually, the PARTS for Java product line. The sale of these assets resulted in a gain of $483,000 for the Company.

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

DECREASED ACCEPTANCE OF SMALLTALK

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

DEPENDENCE ON KEY PERSONNEL

         The Company's future success will depend upon its ability to attract and retain highly qualified personnel. Loss of key personnel or inability to hire and retain qualified personnel could have a material adverse effect on the Company's business and results of operations. Competition for qualified personnel is intense and has recently intensified in the Company's geographic and industry segments. The loss of key personnel, or an inability to hire qualified personnel will adversely affect the Company's business and results of operations. In August 1999, James Sutter resigned as a member of the Company's Board of Directors, leaving the Company with a three person Board of Directors. Also, Winston Hickman resigned as the Company's CFO and Eugene Goda was appointed as CFO.

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

FUTURE CAPITAL REQUIREMENTS

         As described in Item 7 to the Form 10K Annual Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, it is anticipated that the Company will need additional funds to support its operations during the year. The terms of any equity financing may be dilutive to the Company's stockholders, and the terms of any debt financing are likely to contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company will experience severe liquidity problems. This matter raise substantial doubt as to the Company's ability to continue as a going concern.

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

                                           Percentages of total
                                           net revenues for the              Percent Change
                                            three months ended            1999 compared to 1998
                                       ------------------------------     ---------------------
                                       June 30, 1999    June 30, 1998         Three Months
                                       -------------    -------------         ------------
Net revenues:
       Service                               69%             62%                   (3%)
       License                               31%             38%                  (29%)
                                           ----            ----                  ----
Total net revenues                          100%            100%                  (13%)

Cost of net revenues:
       Service                               46%             29%                   36%
       License                               12%              5%                  121%
                                           ----            ----                  ----
Total cost of net revenues                   58%             34%                   48%
                                           ----            ----                  ----
Gross margin                                 42%             66%                  (44%)

Operating expenses:
       Sales and marketing                   47%             49%                  (17%)
       Research and development              16%             27%                  (48%)
       General and administrative            30%             20%                   34%
       Restructuring costs                    0%             (4%)                 100%
                                           ----            ----                  ----
Total operating expenses                     93%             92%                  (12%)
                                           ----            ----
Loss from operations                        (51%)           (26%)                  70%
Interest and other income, net               14%              4%                  245%
                                           ----            ----                  ----
Loss before income taxes                    (37%)           (22%)                  43%
(Benefit) provision for income
 taxes                                        0%             (1%)                (100%)
                                           ----            ----
Net loss                                    (37%)           (21%)                  52%
Gross margin:
       Service                               33%             53%                  (39%)
       License                               62%             88%                  (50%)

Net revenues

         Total net revenues for the three months ended June 30, 1999 were $3.2 million, a decrease of 13% from the comparable period of fiscal 1999.

         Service revenues for the first quarter of fiscal 2000 decreased 3% from the comparable period of fiscal 1999. Service and training billings were slightly lower in the quarter, but will continue to ramp up as newly-awarded contracts are started.

         License revenues for the first quarter of fiscal 2000 decreased 29% from the comparable period of fiscal 1999. The decline is the result of Smalltalk's weakness in the marketplace and the customer concerns regarding the financial viability of the Company. International sales in the first quarter of fiscal 1999 were $0.8 million with 26% of the Company's revenues coming from outside the United States.

Cost of revenues

         Cost of service revenues consists primarily of salaries, commissions, facility expenses, travel-related expenses, and advertising. Costs of service revenues for the first quarter of fiscal 2000 increased by 36% from the comparable period of fiscal 1999. Total headcount was higher in first quarter of fiscal 2000 compared to first quarter fiscal 1999 in the training, consulting and technical support departments in anticipation of increased service contracts that did not come to fruition by the first quarter of fiscal 2000.

         Cost of license revenues is primarily comprised of the cost of production of the Company's products, related royalties and the amortization of capitalized software costs. Costs associated with license revenues increased 121% from the comparable period of fiscal year 1999, due primarily to new royalty agreements and the amortization of capitalized software related to VisualWorks 5i.

Operating expenses

         Operating expenses, excluding restructuring costs, declined $547,000 compared to the first quarter of fiscal year 1999.

         Sales and marketing expenses consisting primarily of salaries, commissions, travel-related expenses, and advertising, have declined by 17% and dropped by $314,000 over the same period of fiscal 1999. Marketing expenses are now at 8% of revenues. The decrease is largely due to the delayering of management, tightened marketing focus, and strategic direction, and reductions in overall marketing expenditures.

         Research and development expenses for the first quarter of fiscal 2000 were $523,000, a decrease of 48% from the comparable period of fiscal 1999. The decrease was due to a reduction in headcount and a reduction in pure research.

         General and administrative expenses for the first quarter were $966,000, an increase of 34% from the comparable period of fiscal 1999. This increase was largely due to increased reliance on outside services for required increased disclosure in the annual Form 10K, and the hiring of certain investment bankers and other professionals to assist in identifying strategic options and downsizing opportunities.

Interest and other income (expense), net

         Interest and other income (expense), which includes foreign exchange gains of $39,000, was $452,000 in the first quarter of fiscal 1999 compared to $131,000 in the first quarter of the prior year. The increase is due to a $483,000 gain recorded on the sale of the Java product line.

Provision for income taxes

         The Company recorded losses for the first three months of fiscal 2000 and fiscal 1999. It recorded a foreign tax benefit of $49,000 in fiscal 1999.

Restructuring Costs

         The Company recorded restructuring costs in the second quarter of fiscal 1998 and the third and fourth quarters of fiscal 1997. In first quarter of fiscal 1999, the Company made payments of $119,000 and recorded a return of reserve of $135,000 for events that were completed. The Company utilized the remaining reserve in fiscal 1999.

FACTORS AFFECTING FUTURE RESULTS

         The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company's results in recent quarters are not necessarily indicative of future results and the Company believes that period-to-period, or year over year comparisons of its financial results should not be relied upon as an indicator of future performance. For reasons discussed above, the Company contemplates that its licensing revenue will continue to decline.

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

         THIRD-PARTY SUPPLIERS - The Company relies, directly and indirectly, on external systems utilized by its suppliers. The Company has received confirmation from its suppliers of their Year 2000 compliance; however, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with their systems in a timely manner. Any failure of these third parties to resole their Year 2000 Problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

         FACILITY SYSTEMS - Systems such as heating, sprinklers, test equipment and security systems at the Company's facilities may also be affected by the Year 2000 Problem. The Company has contacted its facility owners seeking assurances of Year 2000 compliance.

         COSTS TO ADDRESS YEAR 2000 READINESS - The Company has incurred approximately $75,000 as of March 31, 1999 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $85,000. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

         The Company recognizes the need for developing contingency plans to address the Year 2000 issues that may pose a significant risk to its ongoing operations. Such plans and others that may be developed include the implementation of manual procedures to compensate for system deficiencies. However, there can be no assurance that any contingency plans evaluated and potentially implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had cash, cash equivalents and marketable securities of $1.4 million and negative working capital of $2.2 million compared to $1.7 million of cash and cash equivalents and $1.4 million of Negative Working Capital as of March 31, 1999.

         The Company provided cash from operations of $342,000 in the first three months of fiscal 2000, which was comprised of decreases in accounts receivable and other assets, offset by an increase in accounts payable, accrued liabilities and deferred revenues. The Company has no significant capital commitments for fiscal 2000.

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

         It is anticipated that cash on hand and cash flow from operations will not be sufficient to support the Company's operations during fiscal 2000. The Company is actively pursuing various sources of capital. However, there is no assurance the Company will be able to obtain additional capital on terms acceptable to the Company or at all. Failure to obtain sufficient levels of additional capital will result in material liquidity problems for the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

DATE: August 14, 1998

OBJECTSHARE, INC. a
Delaware Corporation

By:    /s/ EUGENE L. GODA
       ------------------------------------
       Eugene L. Goda
       Chief Executive Office, President
       and Chairman of the Board and
       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
------------      -----------
    27            Financial Data Schedule