Form 10-Q
period 1999-09-30
OBJECTSHARE INC
filed 1999-11-12
CIK 916354

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________TO ______________.

                         COMMISSION FILE NUMBER: 0-23132


                               OBJECTSHARE, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                       77-0143293
   -------------------------------                        -------------------
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


            16811 HALE AVENUE, SUITE A, IRVINE, CALIFORNIA 92606-5020
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (949) 833-1122
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

    As of October 26, 1999, the registrant had outstanding 12,470,863 shares of Common Stock.

================================================================================

                                OBJECTSHARE, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



                                                                                                                 PAGE
                                                                                                                 ----
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September  30, 1999 and March 31, 1999................       2

         Condensed Consolidated Statements of Operations for the three and six  months ended
         September 30, 1999 and 1998.......................................................................       3

         Consolidated Statements of Comprehensive Income (Loss) for the three
         and six months ended September  30, 1999 and 1998.................................................       4

         Condensed Consolidated Statements of Cash Flows for the  six months ended
         September  30, 1999 and 1998......................................................................       5

         Notes to Condensed Consolidated Financial Statements..............................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............       8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................      15


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................................................      16


SIGNATURE..................................................................................................      17

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OBJECTSHARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                               September 30,    March 31,
                                                   1999           1999
                                               -------------    ---------
                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                      $    774       $  1,675
  Accounts receivable, net of allowance of
  $179 at September 30 and $205 at March 31         1,881          3,988
  Inventories                                                         24
  Other current assets                                129            413
                                                 --------       --------
       Total current assets                         2,784          6,100

Property and equipment:
  Property and equipment                            3,893          6,345
  Less accumulated depreciation                    (3,396)        (5,392)
                                                 --------       --------
       Net property and equipment                     497            953

Deposits and other assets                             149            148

Capitalized Software                                                 522
  Less Accumulated Amortization                                      (11)
                                                 --------       --------
                                                                     511
                                                 --------       --------
       Total assets                              $  3,430       $  7,712
                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $    734       $  1,309
  Accrued compensation and related expenses           328            893
  Note payable                                                        40
  Capital Lease Obligation-Short Term                  59             63
  Other accrued liabilities                           851          1,593
  Deferred revenue                                    175          2,587
  Line of credit                                      481          1,000
                                                 --------       --------
       Total current liabilities                    2,628          7,485

Commitments and contingencies

Capital Lease Obligation-Long Term                     76            103

Stockholders' equity:
  Common stock, $0.001 par value:
    Authorized shares - 30,000
    Issued and outstanding shares -
    12,471 at September 30 and
    12,383 at March 31                                 12             12
    Additional paid-in capital                     50,239         50,160
    Accumulated deficit                           (49,307)       (49,837)
    Accumulated other comprehensive loss             (218)          (211)
                                                 --------       --------
       Total stockholders' equity                     726            124
                                                 --------       --------
       Total liabilities and
         stockholders' equity                    $  3,430       $  7,712
                                                 ========       ========

See accompanying notes.

                               OBJECTSHARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                 ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                --------------------    --------------------
                                                  1999        1998        1999        1998
                                                --------    --------    --------    --------
Net revenues:
  Service                                       $  1,865    $  2,774    $  4,074    $  5,059
  License                                            455       1,129       1,464       2,547
                                                --------    --------    --------    --------
Total net revenues                                 2,320       3,903       5,538       7,606

Cost of net revenues:
  Service                                          1,113       1,283       2,586       2,367
  License                                            160         272         543         445
                                                --------    --------    --------    --------
Total cost of net revenues                         1,273       1,555       3,129       2,812
                                                --------    --------    --------    --------
Gross profit                                       1,047       2,348       2,409       4,794

Operating expenses:
  Sales and marketing                                962       1,346       2,466       3,163
  Research and development                           302       1,022         824       2,024
  General and administrative                         725         511       1,691       1,231
  Restructuring                                                  (31)                   (166)
                                                --------    --------    --------    --------
Total operating expenses                           1,989       2,848       4,981       6,252
                                                --------    --------    --------    --------
Net income/(loss) from operations                   (942)       (500)     (2,572)     (1,458)
Interest and other income (expense), net           2,649          10       3,102         141
                                                --------    --------    --------    --------
Income/(loss) before income taxes                  1,707        (490)        530      (1,317)
Provision for income taxes                                                               (49)
                                                --------    --------    --------    --------
Net income/(loss)                                  1,707        (490)        530      (1,268)
                                                ========    ========    ========    ========

Basic and diluted net income/(loss) per share   $   0.14    $  (0.04)   $   0.04    $  (0.10)

Shares used in computing basic and diluted
  net income/(loss) per share                     12,468      12,303      12,441      12,268
                                                ========    ========    ========    ========

See accompanying notes

                                OBJECTSHARE, INC.
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                               For the three months       For the six months
                                               ended September 30,        ended September 30,
                                               --------------------       -------------------
                                                  1999    1998              1999       1998
                                                 ------   -----             -----    -------
Net income                                       $1,707   $(490)              530    $(1,268)
                                                 ------   -----             -----    -------
 Other comprehensive income, net of tax:
     Foreign currency translation adjustment          6      60                (7)        68
                                                 ------   -----             -----    -------
Comprehensive income (loss)                      $1,713   $(430)            $ 527    $(1,200)
                                                 ======   =====             =====    =======



See accompanying notes.

                                OBJECTSHARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                For the six months
                                                                ended September 30
                                                               --------------------
                                                                 1999         1998
                                                               -------      -------
Operating Activities
--------------------

Net income/(loss)                                              $   530      $(1,268)
Adjustments to reconcile net income/(loss) to net cash
    used in operating activities:
      Depreciation and amortization                                376          313
      Gain on sale of assets                                    (3,021)
      Changes in operating assets and liabilities:
         Accounts receivable                                     2,607        2,215
         Inventories                                                19           20
         Other assets                                              197           (1)
         Accounts payable and accrued liabilities               (1,607)      (2,157)
         Accrued restructuring costs                                           (433)
         Deferred revenue                                         (663)      (1,140)
                                                               -------      -------
Net cash used in operating activities                           (1,562)      (2,451)

Investing Activities:
---------------------

Net purchases of property and equipment                             (9)         (91)
Maturities of marketable securities                                             600
Capitalized Software                                                           (400)
Proceeds from Java Transaction                                     725
Proceeds from Cincom Transaction                                   425
Increase in other assets                                                          2
                                                               -------      -------
Net cash provided by (used in) investing activities              1,141          111

Financing Activities:
---------------------

Increase in line of credit                                        (519)
Payments on capital lease obligations                              (30)
Decrease of note payable                                            (3)
Proceeds from issuance of common stock, net of repurchases          79          121
                                                               -------      -------
Net cash provided by financing activities                         (473)         121
                                                               -------      -------

Effect of exchange rate changes on cash
  and cash equivalents                                              (7)          68
                                                               -------      -------
Net decrease in cash and cash equivalents                         (901)      (2,151)
                                                               -------      -------
Cash and cash equivalents at beginning of period                 1,675        5,134
                                                               -------      -------
Cash and cash equivalents at end of period                     $   774      $ 2,983
                                                               =======      =======


See accompanying notes.

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

    In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of the operations for interim periods presented. The operating results for the six months ended September 30, 1999 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2000.

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

4.  RESTRUCTURING COSTS

    The Company recorded restructuring costs in the second quarter of fiscal 1998 and in the third and fourth quarters of fiscal 1997. During the six months ended September 30, 1998, the Company made payments of $267,000 and recorded a return to operations of reserves of $166,000 provided in prior years for events that were completed in the current period. The Company utilized the remaining reserve during fiscal 1999.

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

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

8.  LINE OF CREDIT

    The Company had a credit agreement with a commercial bank that provided a revolving line of credit for borrowings, limited to 70% of eligible accounts receivable, up to a maximum of $5,000,000. The credit agreement also provided letters of credit subject to certain condition for borrowings up to a maximum amount of $500,000. Maximum aggregate borrowings under the credit agreement are $5,000,000. The credit agreement was to expire on December 9, 1999. Interest accrued at prime plus a variable percentage, adjusted monthly, ranging from 0.75% to 1.75% (9.0% at September 30, 1999). At September 30, 1999, borrowings under the line of credit and letters of credit were $481,000. The credit agreement was secured by all the Company's assets including intellectual property. At September 30, 1999, the Company was in violation of certain financial covenants.

    On October 28, 1999 the Company paid off substantially all of the indebtedness under the above credit agreement using the proceeds from the sale of certain receivables to the bank under an Accounts Receivable Purchase Agreement. There will be no more advances under the above Credit Agreement. The Receivable Purchase Agreement provides the facility to sell up to $1,000,000 of eligible receivables to the bank. The bank will pay 80% of the face value upon the sale and the balance after subsequent collection by the bank. The Company remains contingently liable for the collection of these receivables. The Company's obligations are secured by all of the Company's assets. Fees include an administrative fee of 0.5% of the amount sold and 1.5% per month on the uncollected balance of the receivables sold.

9.  DISPOSITIONS OF ASSETS

    On August 30, 1999, the Company completed the sale of certain rights and assets to Cincom Systems, Inc. ("Cincom"), in exchange for approximately $425,000 in cash, the assumption of certain liabilities, and guaranteed royalties of approximately $500,000. The Rights and Assets consisted of, among other things, the Registrant's proprietary computer software known generally as Smalltalk, and other intellectual property rights of the Registrant related to such software and certain personal property. Pursuant to this transaction, Cincom will license back to the Registrant the rights to continue to use the software for training and consulting purposes and to sell the Smalltalk product line. In addition Cincom assumed the future obligations under certain other agreements. The liabilities assumed by Cincom included ongoing maintenance and support, certain capital leases, and accrued vacation and others, which were recorded on the books of the Company at approximately $2,100,000. The actual cost to perform these obligations may be less than the amounts recorded. The sale of these assets resulted in a gain of $2,538,000 for the Company which is included in Other Income.

                               OBJECTSHARE, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

    On April 8, 1999, the Company completed the sale of certain rights and assets to a software company "the Buyer" in exchange for approximately $725,000 in cash and the assumption of liabilities in the approximate amount of $96,000. The rights and assets consisted, among other things: the Company's propriety computer software application development environments, including VisualSmalltalk and PARTS for Java, a visual programming environment based on Java programming language; products currently in development to support Enterprise JavaBeans and legacy software system integration; all technology, warranties, documentation and other intellectual property rights of the Company related to such software; as well as certain personal property. Pursuant to a software license agreement between the Company and the Buyer, the Buyer licensed back to the Company: the rights to continue to provide support and maintenance and to sell the VisualSmalltalk product line; and the rights to (i) sell, for a period of one year, and (ii) provide support and maintenance, perpetually, the PARTS for Java product line. The sale of these assets resulted in a gain of $483,000 for the Company which is included in Other Income.

    As a result of these transactions, the Company's remaining operations consist primarily of providing training and consulting services.

10. SUBSEQUENT EVENT

    On November 4, 1999, The Company signed a definitive agreement to merge with StarBase Corporation ("StarBase"). StarBase will issue its stock in exchange for the Company's stock at an anticipated enterprise value of $7.5 million, with a minimum of $6.15 million and a maximum of $8.85 million based upon the average trading price of StarBase stock prior to the closing. The transaction, which is subject to shareholders' approval and certain other conditions, is expected to be completed in early 2000. In addition, StarBase has provided the Company a $500,000 line of credit. This line bears interest at prime plus 0.75%, is secured by all assets of the Company, and matures on October 31, 2000 subject to earlier maturity based upon specified events. On November 5, 1999 the Company borrowed $200,000 under this line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ObjectShare, Inc. provides a comprehensive range of training and consulting services supporting object-oriented application developments for use in distributed client/server/web applications.

    Prior to September 1999, the Company also sold software and related support. The Company's primary products were VisualWorks, VisualWave and Distributed Smalltalk, which are application development environments ("ADEs") based on the Smalltalk programming language. VisualWorks, the Company's primary ADE, provides a visual programming environment that enables programmers to develop, deploy, and maintain applications ranging from workgroup and departmental applications to complex enterprise-wide mission-critical client/server applications. As of August 30, 1999 the Company sold this portion of the business (see Cincom Transaction below).

FACTORS WHICH MAY AFFECT FUTURE RESULTS

    In addition to the other information set forth in this report, the following are certain risks that should be considered with regard to the Company and its common stock.

    CINCOM TRANSACTION

    On August 30, 1999, the Company completed the sale of certain rights and assets to Cincom Systems, Inc. ("Cincom"), in exchange for approximately $425,000 in cash, the assumption of certain liabilities, and guaranteed royalties of approximately $500,000. The Rights and Assets consisted of, among other things, the Registrant's proprietary computer software known generally as Smalltalk, and other intellectual property rights of the Registrant related to such software and certain personal property. Pursuant to this transaction, Cincom will license back to the Registrant the rights to continue to use the software for training and consulting purposes and to sell the Smalltalk product line. In addition Cincom assumed the future obligations under certain other agreements. The liabilities assumed by Cincom included ongoing maintenance and support, certain capital leases, and accrued vacation and others, which were recorded on the books of the Company at approximately $2,100,000. The actual cost to perform these obligations may be less than the amounts recorded. The sale of these assets resulted in a gain of $2,538,000 for the Company which is included in Other Income.

    JAVA TRANSACTION

    On April 8, 1999, the Company completed the sale of certain rights and assets to a software company "the Buyer" in exchange for approximately $725,000 in cash and the assumption of liabilities in the approximate amount of $96,000. The rights and assets consisted of, among other things: the Company's propriety computer software application development environments, including VisualSmalltalk and PARTS for Java, a visual programming environment based on Java programming language; products currently in development to support Enterprise JavaBeans and legacy software system integration; all technology, warranties, documentation and other intellectual property rights of the Company related to such software; as well as certain personal property. Pursuant to a software license agreement between the Company and the Buyer, the Buyer licensed back to the Company: the rights to continue to provide support and maintenance and to sell the VisualSmalltalk product line; and the rights to (i) sell, for a period of one year, and (ii) provide support and maintenance, perpetually, the PARTS for Java product line. The sale of these assets resulted in a gain of $483,000 for the Company which is included in Other Income.

    As a result of these transactions, the Company's remaining operations consist primarily of providing training and consulting services.

    DECREASED ACCEPTANCE OF SMALLTALK


    The Company's training and consulting services are largely based on Object Oriented analysis, design and development programming languages, which includes both Java and Smalltalk. Previously these services were based primarily on Smalltalk which was a major factor in the Company's sales decline in recent years due in large part to corporate users' reluctance to make new and/or additional investments in Smalltalk-based applications. This reluctance correlates to the perception that Java has emerged as the leading programming language for future object-oriented application development. Corporate users' reluctance to invest in Smalltalk was further compounded by the Company's declining sales and recurring operating losses from fiscal 1996 through fiscal 1999.

    NEED FOR CONTINUED ACCEPTANCE OF OBJECT-ORIENTED TECHNOLOGY

    The Company currently derives substantially all of its revenue from consulting and training services focused on object-oriented application development environments and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of, object-oriented application development environments and related services, would have a material adverse effect on the Company's business and results of operations. In addition, the future success of the Company's current product family depends upon continued market acceptance of object-oriented technology, particularly continued investment by corporate users in developing mission-critical applications. Because object-oriented technology represents a fundamental shift in programming methodology, it requires a substantial investment in the retraining of programmers, which can discourage organizations from choosing object-oriented tools. Even if organizations choose to make the investment required to use object-oriented technology, there can be no assurance that they will choose products based on the Smalltalk language, such as the Company's services, or that the Company will be successful in the market for object-oriented application development environments, which is already crowded with larger and better-funded competitors such as Oracle, IBM, Sun Microsystems and Symantec. There are a number of potential approaches to implementing object technology, including the use of languages other than Smalltalk, such as C++, object extensions of COBOL, Java, object-based third-generation programming languages ("3GLs"), and other new languages and software tools that may currently be under development or that may be developed in the future.

    NEED FOR CONTINUED ACCEPTANCE OF THE COMPANY'S LEGACY

    The Company has built its training and consulting practice based in part on its expertise as a developer of Smalltalk and related tools. There can be no assurance that, now that the Company is no longer a developer, the marketplace may not choose a competitor who is also a developer to provide training and consulting services.

    FLUCTUATIONS IN QUARTERLY RESULTS

    The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Training revenues may fluctuate as there are normally periods of time between classes for preparation and development of new courseware. Because the Company's staffing and other operating expenses are based on anticipated revenues, operating results will be adversely affected if the anticipated level of revenues is not realized in the expected quarter or over the course of the year. The Company's results in recent quarters are not necessarily indicative of future results and the Company believes that period-to-period comparisons of its financial results should not be relied upon as the sole indicator of future performance, although such comparisons may be useful in establishing an overall trend in financial results. For reasons discussed above, the Company will no longer generate license revenue.

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

    On June 23, 1999 the Company's stock was de-listed from the Nasdaq Stock Market. Currently the Company is traded on the OTC Bulletin Board under the symbol "OBJS".

    TECHNOLOGICAL CHANGE AND NEW PRODUCTS

    The market for software for client/server/web computing environments is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company must continually update its existing services to keep them current with changing customer needs, technology, and competitive products. New technologies could render existing products obsolete. If the Company is unable to enhance its existing consulting and training skillsets and develop new skillsets in response to changing customer requirements the Company's business and results of operations will be materially and adversely affected.

    In particular, the market for the Company's services has been adversely affected by the emergence of Java as the dominant language for developing web-based client applications. Also, the growth of the Internet as a means of communicating information about competitive products has shortened the average development cycle for the Company's products and the average life cycle for the Company's products. This has caused an increase in competition in the market for the Company's services The failure of others to develop or enhance technologies that are critical to broad public acceptance and use of the Internet may also affect the Company's ability to market its products for Internet application development.

    COMPETITION

    The market for providing training and consulting services related to large-scale client/server/web computing environments is intensely competitive and the Company expects competition to continue to increase. The Company's competitors include a broad range of companies that also develop and market tools and languages for software application development, including Borland, Forte, Informix, Microsoft, Oracle, Sun Microsystems, and Sybase. Many of the Company's current and prospective competitors have significantly greater financial, technical, and marketing resources than the Company

    The principal competitive factors affecting the market for the Company's services include the skillsets of the consultants the Company is able to bring to a project and the timeliness and content of the training courseware. There can be no assurance that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors and by new companies entering the market.

    INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company disposed of all significant intellectual property during the quarter in connection with the Cincom transaction (see Cincom transaction above)

    DEPENDENCE ON THIRD-PARTY RELATIONSHIPS

    In its service offerings, ObjectShare uses certain products and technologies of various third-party software developers. Such products and technologies are obtained from the third-party providers under contractual license agreements, which in some cases are for limited time periods and in some cases provide that such licenses may be terminated under certain circumstances. There can be no assurances that the Company will be able to maintain adequate relations with these third-party providers, that these third-party providers will commit adequate development resources to maintain these products and technologies, or that the license agreements that are for limited time periods will be renewed upon termination. ObjectShare has established a number of strategic relationships with management consultants, system integrators, and computer system and software providers. These companies provide software development, marketing, reselling, and training services that the Company believes are important to its existing and future business. These relationships are non-exclusive and may be discontinued at any time.

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

    MANAGING A CHANGING BUSINESS

    Since its inception, the Company has experienced changes in its operations which have placed significant demands on the Company's administrative, operational, and financial resources. The Company has experienced both rapid growth and substantial downturns, which have caused extreme stresses on the organization, both in the immediate term and in the longer term. In recent years, the Company has implemented a number of restructurings and reductions in its workforce. As a result, the Company has incurred a number of risks associated with its reduced operating size and capabilities. These risks include an increased sensitivity to employee turnover, with a greater likelihood that turnover would have a significant negative effect on the Company's operations , potentially causing delays in generating consulting and training billings and the need for the Company to effectively manage dramatically changing operations.

    INTERNATIONAL OPERATIONS

    Approximately 31%, 31%, and 32% of the Company's net revenues for the years ended March 31, 1999, 1998, and 1997, respectively, were attributable to international sales. Approximately half of these international revenues were derived from service revenues. Other risks associated with international operations include tariff regulations and requirements for export licenses, customer or governmental requirements for local-language versions of products; unexpected changes in regulatory requirements; longer accounts receivable payment cycles; difficulties in managing international operations; potentially adverse tax consequences; economic and political instability; restrictions on repatriation of earnings; foreign exchange translation and transaction exposure; and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial position, and results of operations.

    FUTURE CAPITAL REQUIREMENTS


    As described in Item 7 to the Form 10K Annual Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, it is anticipated that the Company will need additional funds to support its operations during the fiscal year. The terms of any equity financing may be dilutive to the Company's stockholders, and the terms of any debt financing are likely to contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company will experience severe liquidity problems. This matter raise substantial doubt as to the Company's ability to continue as a going concern.


    As of October 6, 1999 the Company entered into an Accounts Receivable Purchase Agreement with a bank. This agreement provides the facility to sell up to $1,000,000 of eligible receivables to the bank. The bank will pay the Company 80% of the face value upon the sale and the balance after subsequent collection by the bank. The Company remains contingently liable for the collection of these receivables. The Company's obligations are secured by all of the Company's assets. Fees include an administrative fee of 0.5% of the amount sold and 1.5% per month on the uncollected balance of the receivables sold. See footnote number 8 to the Company's Condensed Consolidated Financial Statements as to the Company's prior credit facility.

    On November 4, 1999, The Company signed a definitive agreement to merge with StarBase Corporation ("StarBase"). StarBase will issue its stock in exchange for the Company's stock at an anticipated enterprise value of $7.5 million, with a minimum of $6.15 million and a maximum of $8.85 million based upon the average trading price of StarBase stock prior to the closing. The transaction, which is subject to shareholders' approval and certain other conditions, is expected to be completed in early 2000. In addition StarBase has provided the Company a $500,000 line of credit. This line bears interest at prime plus 0.75%, is secured by all assets of the Company, and matures on October 31, 2000 subject to earlier maturity based upon specified events.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated (I) the percentage of net revenues represented by certain line items in the Company's Condensed Consolidated Statements of Operations, (II) the gross margins on license and service revenues and (III) the percentage changes from the preceding periods.

                                                                                              PERCENT CHANGE
                                           FOR THE THREE MONTHS    FOR THE SIX MONTHS        OF DOLLAR AMOUNTS
                                           ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,      1999 COMPARED TO 1998
                                           --------------------    -------------------    --------------------------
                                             1999       1998         1999       1998      THREE MONTHS    SIX MONTHS
                                             ----       ----         ----       ----      ------------    ----------
Net revenues:
      Service                                  80%        71%          74%        67%         (33)%          (19)%
      License                                  20%        29%          26%        33%         (60)%          (43)%
                                             ----       ----         ----       ----        -----           ----
Total net revenues                            100%       100%         100%       100%         (41)%          (27)%

Cost of net revenues:
      Service                                  48%        33%          47%        31%         (13)%            9%
      License                                   7%         7%          10%         6%         (41)%           22%
                                             ----       ----         ----       ----        -----           ----
Total cost of net revenues                     55%        40%          57%        37%         (18)%           11%
                                             ----       ----         ----       ----        -----           ----
Gross margin                                   45%        60%          43%        63%         (55)%          (50)%

Operating expenses:
      Sales and marketing                      41%        35%          45%        42%         (29)%          (22)%
      Research and development                 13%        26%          15%        27%         (70)%          (59)%
      General and administrative               31%        13%          31%        16%          42%            37%
      Restructuring                             0%        (1)%          0%        (2)        (100)%         (100)%
                                             ----       ----         ----       ----        -----           ----
Total operating expenses                       85%        73%          91%        83%         (30)%          (20)%
                                             ----       ----         ----       ----        -----           ----
Net income/(loss) from operations             (41)%      (13)%        (47)%      (19)%         88%           (76)%
Interest and other income (expense), net      114%         0%          56%         2%       26390%          2100%
                                             ----       ----         ----       ----        -----           ----
Income/(loss) before income taxes              74%       (13)%         10%       (17)%       (448)%          140%
Provision for income taxes                      0%         0%           0%        (1)%          0%           100%
                                             ----       ----         ----       ----        -----           ----
Net income/(loss)                              74%       (13%)         10%       (16)%       (448)%         (142)%
                                             ====       ====         ====       ====        =====           ====

Gross Margin:
      License                                  65%        76%          63%        83%         (66)%          (56)%
      Service                                  40%        54%          37%        53%         (50)%          (45)%


    NET REVENUES

    Total net revenues for the three and six months ended September 30, 1999 were $2.3 million and $5.5 million, a decrease of 41% and 27% respectively, from the comparable periods of fiscal 1999.

    Service revenues for the three and six months ended September 30, 1999 decreased 33% and 19% respectively, from the comparable periods of fiscal 1999. In fiscal 1999 the Company had a major consulting project underway.
That project wound down earlier this year. Also the Company only recorded Service support revenue through August of 1999 as a result of the Cincom transaction.

    License revenues for the three and six months ended September 30, 1999 decreased 60% and 43% respectively, from the comparable periods of fiscal 1999. With the sale to Cincom (discussed above) the Company no longer has license sales.

    COST OF REVENUES

    Cost of service revenues consists primarily of salaries, commissions, facility expenses, travel-related expenses, and advertising. Costs of service revenues decreased 13% for the second quarter of fiscal 2000 and increased 9% for the first six months of fiscal 2000, from the comparable periods of fiscal 1999. Total headcount was higher in first quarter of fiscal 2000 compared to first quarter fiscal 1999 in the training, consulting and technical support departments in anticipation of increased service contracts that did not come to fruition by the first quarter of fiscal 2000. During the second quarter headcount and related expenses decreased to more closely match anticipated revenue levels. Expenses related to support activities decreased during the quarter as a result of the Cincom transaction.

    Cost of license revenues is primarily comprised of the cost of production of the Company's products, related royalties and the amortization of capitalized software costs. Costs associated with license revenues decreased 41% for the second quarter of fiscal 2000 and increased 22% for the first six months of fiscal 2000, from the comparable periods of fiscal 1999 due primarily to final calculations of royalty payments as a result of the Cincom transaction.

    OPERATING EXPENSES

    Operating expenses, excluding restructuring costs, declined $0.9 million and $1.3 million respectively for the three and six months ended September 30, 1999 compared to the comparable periods of fiscal year 1999.

    Sales and marketing expenses consisting primarily of salaries, commissions, travel-related expenses, and advertising have declined by 29% and 22% for the second quarter and year to date compared to the same periods of fiscal 1999. The decrease is largely due to the reduction in sales, tightened marketing focus and strategic direction, and reductions in overall marketing expenditures.

    Research and development expenses for the first half of fiscal 2000 were $824 thousand, a decrease of 59% from fiscal 1999. The decrease was due to a planned reduction in research and related headcount. In August this operation ceased as part of the Cincom transaction described above.

    General and administrative expenses for the three and six months ended September 30, 1999 increased $214 thousand and $460 thousand over the comparable periods of fiscal 1999. This increase was largely due to increased reliance on outside services for the two divestitures during the year, for required increased disclosure in the annual Form 10K, and the hiring of certain investment bankers and other professionals to assist in identifying strategic options and downsizing opportunities.

    INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense) increased due primarily to the gain on the Cincom sale $2.5 million and the gain on the sale of the Java product line of $483 thousand.

    PROVISION FOR INCOME TAXES

    No provision for income taxes has been recorded for fiscal 2000, as the Company does not anticipate taxable income for the year and has operating loss carryforwards in excess of the income reported for the first six months of fiscal 2000. The Company reported losses for the first six months of fiscal 1999. It recorded a foreign tax benefit of $48,000 in fiscal 1999.

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

    FACTORS AFFECTING FUTURE RESULTS

    The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company's results in recent quarters are not necessarily indicative of future results and the Company believes that period-to-period, or year over year comparisons of its financial results should not be relied upon as an indicator of future performance. For reasons discussed above, the Company will no longer generate license revenue.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999, the Company had cash and cash equivalents $0.8 million and positive working capital of $0.2 million compared to $1.7 million of cash and cash equivalents and $1.4 million of negative working capital as of March 31, 1999.

    The Company used cash in operations of $1,562,000 in the six months ended September 30, 1999 down from the $2,451,000 used in the six months ended September 30, 1998. This reflects the reduced sales level of operations and related reduced payable and royalty levels. The Company has no significant capital commitments for fiscal 2000.

    During December 1998, the Company entered into a $5 million line of credit with a commercial bank that expires in December 1999. Borrowings under the line, that are secured by the Company's assets including accounts receivable and intellectual property, are limited to 70% of eligible accounts receivable and bear interest at the bank prime rate plus a variable percentage adjusted monthly, ranging from .75% to 1.75% (9.0% at September 30, 1999). At September 30, 1999, the Company was not in compliance with both the quick ratio and tangible net worth covenants in the line of credit that require the Company to meet or exceed a predetermined quick ratio and a tangible net worth minimum level. The bank has not waived these defaults.

    On October 28, 1999 the Company paid off substantially all of the indebtedness under the above credit agreement using the proceeds from the sale of certain receivables to the bank under an Accounts Receivable Purchase Agreement. There will be no more advances under the above credit agreement. The Receivable Purchase Agreement provides the facility to sell up to $1,000,000 of eligible receivables to the bank. The bank will pay 80% of the face value upon the sale and the balance after subsequent collection by the bank. The Company remains contingently liable for the collection of these receivables. The Company's obligations are secured by all of the Company's assets. Fees include an administrative fee of 0.5% of the amount sold and 1.5% per month on the uncollected balance of the receivables sold.

    It is anticipated that cash on hand and cash flow from operations will not be sufficient to support the Company's operations during fiscal 2000. The Company is actively pursuing additional capital. However, there is no assurance the Company will be able to obtain additional capital on terms acceptable to the Company or at all. Failure to obtain sufficient levels of additional capital will result in material liquidity problems for the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    On November 4, 1999, The Company signed a definitive agreement to merge with StarBase Corporation ("StarBase"). StarBase will issue its stock in exchange for the Company's stock at an anticipated enterprise value of $7.5 million, with a minimum of $6.15 million and a maximum of $8.85 million based upon the average trading price of StarBase stock prior to the closing. The transaction, which is subject to shareholders' approval and certain other conditions, is expected to be completed in early 2000. In addition StarBase has provided the Company a $500,000 line of credit. This line bears interest at prime plus 0.75%, is secured by all assets of the Company, and matures on October 31, 2000 subject to earlier maturity based upon specified events. On November 5, 1999 the Company borrowed $200,000 under this line.

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

    The Company is continuing to assess the impact that the Year 2000 Problem may have on its operations and has identified the following four key areas of its business that may be affected:

    Products. As discussed above (see Cincom Transaction), the Company no longer sells or supports software products. Previously, the Company completed Year 2000 compliance testing on its then currently supported products. Based upon the evaluation and testing completed, the Company believes that its then currently supported products are Year 2000 compliant. The Company's testing did not assess compliance of products no longer supported, products modified by customers or third parties nor did it assess compliance of products connected to individual customer work environments.

    Internal Business Systems. The Year 2000 Problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems, infrastructure, networks and telecommunications systems. The Company has converted all necessary internal systems and believes that all of the major systems, software applications and related equipment used in connection with its internal operations are now Year 2000 compliant.

    Third-Party Suppliers. The Company relies, directly and indirectly, on external systems utilized by its suppliers. The Company has received confirmation from its suppliers of their Year 2000 compliance; however, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with their systems in a timely manner. Any failure of these third parties to resole their Year 2000 Problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

    Facility Systems. Systems such as heating, sprinklers, test equipment and security systems at the Company's facilities may also be affected by the Year 2000 Problem. The Company has contacted its facility owners seeking assurances of Year 2000 compliance.

    Costs to Address Year 2000 Readiness. The Company has incurred approximately $75,000 as of March 31, 1999 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $85,000. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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

    The information set forth under this caption "Year 2000 Readiness Disclosure" relates to the Company's efforts to address the Year 2000 concerns. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the Year 2000 Information Readiness Act.

    SUBSEQUENT EVENT

    As discussed above under "Future Capital Requirements" on November 4, 1999 the Company signed a definitive agreement to merge with Starbase Corporation.

    FORWARD-LOOKING STATEMENTS/FUTURE PROSPECTS

    This Form 10-Q includes a number of forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results and financial position to be affected negatively as events unfold in the market for the Company's products. These events include, but are not limited to, the risks inherent in the size and timing of customer projects, and the Company's ability to retain key employees, as well as the other risks discussed above under "Factors Which May Affect Future Results". The Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that may arise after this report is filed, and that may have an effect on the Company's overall performance. The Company intends that its forward-looking statements be protected by the safe harbors provided in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The exhibits listed below are filed herewith as part of this report.

        EXHIBIT
          NO.                               DESCRIPTION
        -------                             -----------
         27          Financial Data Schedule

        (b) Reports on Form 8-K:

            Form 8-K dated August 30, 1999 was filed on September 14, 1999 to report the sale of assets to Cincom under Item II and related pro-forma financial statements were filed.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999                    OBJECTSHARE, INC.
                                           a Delaware Corporation


                                           By: /s/    EUGENE L. GODA
                                              ----------------------------------
                                                      Eugene L. Goda
                                           Chief Executive Office, President and
                                              Chairman of the Board and Chief
                                                     Financial Officer

                                  EXHIBIT INDEX

          EXHIBIT
            NO.                                  DESCRIPTION
          -------                                -----------
            27          Financial Data Schedule