Form 10-Q
period 1999-12-31
OBJECTSHARE INC
filed 2000-02-14
CIK 916354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______.

                         COMMISSION FILE NUMBER: 0-23132

                                OBJECTSHARE, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                              77-0143293
           --------                                              ----------
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

                                 Yes [X] No [ ]

   As of January 21, 2000, the registrant had outstanding 12,470,863 shares of Common Stock.

================================================================================

                                OBJECTSHARE, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 1999.....................     3

         Condensed Consolidated Statements of Operations for the three and nine months ended
         December 31, 1999 and 1998...........................................................................     4

         Condensed Consolidated Statements of Comprehensive Income (Loss) for the three
         and nine months ended December  31, 1999 and 1998 ....................................................    5

         Condensed Consolidated Statements of Cash Flows for the  nine months ended
         December  31, 1999 and 1998 ..........................................................................    6

         Notes to Condensed Consolidated Financial Statements .................................................    7

Item 2.  Management's  Discussion  and Analysis of Financial  Condition  and Results of Operations ............    9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........................................   16


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .....................................................................   16


SIGNATURE .....................................................................................................   17

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               OBJECTSHARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                     DECEMBER 31,       MARCH 31,
                                                         1999             1999
                                                     ------------       --------
                                                      (UNAUDITED)       [NOTE 1]
Current assets:
  Cash and cash equivalents                            $    780         $  1,675
  Accounts receivable, net of allowance of
  $70 at December 31 and $205 at March 31                   500            3,988
  Inventories                                                                 24
  Other current assets                                       24              432
                                                       --------         --------
       Total current assets                               1,304            6,119

Property and equipment:
  Property and equipment                                  3,161            6,345
  Less accumulated depreciation                          (2,882)          (5,392)
                                                       --------         --------
       Net property and equipment                           279              953

Deposits and other assets                                    59              129

Capitalized software                                                         522
  Less accumulated amortization                                              (11)
                                                       --------         --------
                                                                             511
                                                       --------         --------
       Total assets                                    $  1,642         $  7,712
                                                       ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $    778         $  1,309
  Accrued compensation and related expenses                 122              893
  Note payable                                               --               40
  Capital lease obligation-short term                        49               63
  Other accrued liabilities                                 385            1,593
  Deferred revenue                                           --            2,587
  Line of credit                                             --            1,000
                                                       --------         --------
       Total current liabilities                          1,334            7,485

Commitments and contingencies

Capital lease obligation-long term                           74              103

Stockholders' equity:
  Common stock, $0.001 par value:
    Authorized shares - 30,000
    Issued and outstanding shares -
    12,471 at December 31 and
    12,383 at March 31                                       12               12
    Additional paid-in capital                           50,239           50,160
    Accumulated deficit                                 (50,017)         (49,772)
    Accumulated other comprehensive loss                                    (276)
                                                       --------         --------
       Total stockholders' equity                           234              124
                                                       --------         --------
       Total liabilities and
         stockholders' equity                          $  1,642         $  7,712
                                                       ========         ========

See accompanying notes.

                                OBJECTSHARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                     ENDED DECEMBER 31,         ENDED DECEMBER 31,
                                                  ----------------------      ----------------------
                                                    1999          1998          1999          1998
                                                  --------      --------      --------      --------
Net revenues:
  Service                                         $    823      $  2,899      $  4,897      $  7,958
  License                                                          1,083         1,464         3,630
                                                  --------      --------      --------      --------
Total net revenues                                     823         3,982         6,361        11,588

Cost of net revenues:
  Service                                              454         1,813         3,040         4,180
  License                                                            317           543           762
                                                  --------      --------      --------      --------
Total cost of net revenues                             454         2,130         3,583         4,942
                                                  --------      --------      --------      --------
Gross profit                                           369         1,852         2,778         6,646

Operating expenses:
  Sales and marketing                                  328         1,429         2,794         4,592
  Research and development                                           857           824         2,881
  General and administrative                           943           767         2,634         1,998
  Restructuring                                                                                 (166)
                                                  --------      --------      --------      --------
Total operating expenses                             1,271         3,053         6,252         9,305
                                                  --------      --------      --------      --------
Loss from operations                                  (902)       (1,201)       (3,474)       (2,659)
Interest and other income/expense (net)                127           115         3,229           256
                                                  --------      --------      --------      --------
Loss before income taxes                              (775)       (1,086)         (245)       (2,403)
Provision/(benefit) for income taxes                                  20                         (29)
                                                  --------      --------      --------      --------

Net loss                                          $   (775)     $ (1,106)     $   (245)     $ (2,374)
                                                  ========      ========      ========      ========

Basic and diluted net loss per share              $  (0.06)     $  (0.09)     $  (0.02)     $  (0.19)
                                                  ========      ========      ========      ========


Shares used in computing basic and diluted
  net loss per share                                12,471        12,331        12,451        12,289
                                                  ========      ========      ========      ========

See accompanying notes.

                                OBJECTSHARE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                     ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                                    -------      -------      -------      -------
                                                      1999        1998         1999         1998
                                                    -------      -------      -------      -------
Net loss                                            $  (775)     $(1,106)     $  (245)     $(2,374)
                                                    -------      -------      -------      -------
 Other comprehensive income/(loss), net of tax:
     Foreign currency translation adjustment            218           (4)         276           64
                                                    -------      -------      -------      -------
Comprehensive income (loss)                         $  (557)     $(1,110)     $    31      $(2,310)
                                                    =======      =======      =======      =======

See accompanying notes.

                                OBJECTSHARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               FOR THE NINE MONTHS
                                                                ENDED DECEMBER 31
                                                               --------------------
                                                                 1999         1998
                                                               -------      -------
Operating Activities
Net loss                                                       $  (245)     $(2,374)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                496          477
      Gain on sale of assets                                    (3,223)
      Changes in operating assets and liabilities:
         Accounts receivable, net                                2,987        2,002
         Inventories                                                19           99
         Other assets                                              212          467
         Accounts payable and accrued liabilities               (2,319)      (2,454)
         Accrued restructuring costs                                           (513)
         Deferred revenue                                         (757)      (1,119)
                                                               -------      -------
Net cash used in operating activities                           (2,830)      (3,415)

Investing Activities:

Net disposals of property and equipment                             (7)         (94)
Maturities of marketable securities                                             600
Capitalized software                                                           (767)
Proceeds from Java Transaction                                     725
Proceeds from Cincom Transaction                                   425
Proceeds from European Transaction                               1,175
Increase in other assets                                                         (5)
                                                               -------      -------
Net cash provided by (used in) investing activities              2,318         (266)

Financing Activities:

Decrease in line of credit                                      (1,000)
Proceeds from receivables financing                                595
Proceeds from StarBase line of credit                              200
Repayments on StarBase line of credit                             (200)
Payments on capital lease obligations                              (43)
Decrease of note payable                                            (3)
Proceeds from issuance of common stock, net of repurchases          79          121
                                                               -------      -------
Net cash provided by (used in) financing activities               (372)         121
                                                               -------      -------
Effect of exchange rate changes on cash
  and cash equivalents                                             (11)          64
                                                               -------      -------
Net decrease in cash and cash equivalents                         (895)      (3,496)
                                                               -------      -------
Cash and cash equivalents at beginning of period                 1,675        5,134
                                                               -------      -------
Cash and cash equivalents at end of period                     $   780      $ 1,638
                                                               =======      =======

See accompanying notes.

                               OBJECTSHARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

   In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of the operations for the interim periods presented. The operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2000.

   The balance sheet at March 31, 1999 has been derived from the audited statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   As described below (Note 6 - "Disposition of Assets"), the Company disposed of its European subsidiaries during November, 1999. At December 31, 1999, the Company has one subsidiary, a foreign sales corporation.

2. EARNINGS (LOSS) PER SHARE

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

4. RESTRUCTURING COSTS

   The Company recorded restructuring costs in the second quarter of fiscal 1998 and in the third and fourth quarters of fiscal 1997. During the first and second quarters of fiscal 1999, the Company made payments of $267,000 and recorded a return to operations of reserves of $166,000 provided in prior years for events that were completed in such periods. In the third quarter of fiscal 1999, the Company made payments of $80,000 related to severance costs and reduced its reserve by such amount. The Company utilized the remaining reserve during fiscal 1999.

5. FINANCING AGREEMENTS

   At March 31, 1999, the Company had a credit agreement with a commercial bank that provided a revolving line of credit for borrowings, limited to 70% of eligible accounts receivable, up to a maximum of $5,000,000. This line was terminated in November 1999.

   On October 28, 1999, the Company repaid substantially all of the indebtedness under the above credit agreement using the proceeds from the sale of certain receivables to the bank under an Accounts Receivable Purchase Agreement. The Accounts Receivable Purchase Agreement provides the facility to sell up to $1,000,000 of eligible receivables to the bank. The bank will pay 80% of the face value upon the sale and the balance after subsequent collection by the bank. The Company remains contingently liable for the collection of these receivables. The Company's obligations are secured by substantially all of the Company's assets. Fees include an administrative fee of 0.5% of the amount sold and 1.5% per month on the uncollected balance of the receivables sold. During the quarter ended December 31, 1999, the Company incurred total interest and related fees of $10,000. At December 31, 1999, the Company was contingently liable for $25,000 related to receivables sold to the bank that remained uncollected by the bank as of that date. This amount was received by the bank during January 2000. In connection with this contingent liability $7,000 of cash was held in a restricted account at the bank at December 31, 1999.

   In connection with the proposed merger [Note 8 - "Pending Merger"] StarBase has provided the Company a $500,000 line of credit. This line bears interest at prime plus 0.75%, is secured by all assets of the Company, and matures on October 31, 2000 subject to earlier maturity based upon specified events. On November 5, 1999 the Company borrowed $200,000 under this line and repaid it from the proceeds of the Valtech transaction [Note 6 - "Disposition of Assets"] in December 1999.

6. DISPOSITIONS OF ASSETS

   On November 24, 1999, the Company completed the sale of all of the stock of ObjectShare, GmbH, a German corporation, and ObjectShare (U.K.) Limited, an English corporation (collectively, the "Subsidiaries"), to Valtech S.A. a French societe anonyme and its wholly-owned subsidiary Valtech Limited, respectively, in exchange for total consideration of (a) approximately $1,600,000 in cash and
(b) the cancellation of certain intercompany indebtedness owed by the Subsidiaries to ObjectShare Inc. As a result of this transaction, the Company has no operations in Europe, with its remaining operations consisting primarily of providing training and consulting services in the United States. The sale of these subsidiaries resulted in a gain of $254,000 for the Company which is included in Other Income for the three and nine months ended December 31, 1999. Other Income for the three months ended December 31, 1999 also includes certain additional expenses related to the previous transactions below. These financial statements include the results of operations for these subsidiaries through the date of sale.

   On August 30, 1999, the Company completed the sale of certain rights and assets to Cincom Systems, Inc. ("Cincom"), in exchange for approximately $425,000 in cash, the assumption of certain liabilities, and guaranteed royalties of approximately $500,000. The Rights and Assets consisted of, among other things, the Registrant's proprietary computer software known generally as Smalltalk, and other intellectual property rights of the Registrant related to such software and certain personal property. Pursuant to this transaction, Cincom will license back to the Registrant the rights to continue to use the software for training and consulting purposes and to sell the Smalltalk product line. In addition, Cincom assumed the future obligations under certain other agreements. The liabilities assumed by Cincom included ongoing maintenance and support, certain capital leases, and accrued vacation and others, which were recorded on the books of the Company at approximately $2,100,000. The actual cost to perform these obligations may be less than the amounts recorded. The sale of these assets resulted in a gain of $2,486,000 for the Company which is included in Other Income for the nine months ended December 31, 1999.

   On April 8, 1999, the Company completed the sale of certain rights and assets to a software company "the Buyer" in exchange for approximately $725,000 in cash and the assumption of liabilities in the approximate amount of $96,000. The rights and assets consisted, among other things: the Company's propriety computer software application development environments, including VisualSmalltalk and PARTS for Java, a visual programming environment based on Java programming language; products currently in development to support Enterprise JavaBeans and legacy software system integration; all technology, warranties, documentation and other intellectual property rights of the Company related to such software; as well as certain personal property. Pursuant to a software license agreement between the Company and the Buyer, the Buyer licensed back to the Company: the rights to continue to provide support and maintenance and to sell the VisualSmalltalk product line; and the rights to (i) sell, for a period of one year, and (ii) provide support and maintenance, perpetually, the PARTS for Java product line. The sale of these assets resulted in a gain of $483,000 for the Company which is included in Other Income for the nine months ended December 31, 1999.

   As a result of the above transactions, the Company's remaining operations consist primarily of providing training and consulting services in the United States.

7. SUPPLEMENTAL CASH FLOW INFORMATION

   During the nine months ended December 31, 1999, the Company paid cash of $36 thousand for interest. There were no payments for interest during the same period in the prior year.

8.  PENDING MERGER

   On November 4, 1999, the Company signed a definitive agreement to merge with StarBase Corporation ("StarBase"). Under the merger, StarBase will issue its stock in exchange for the Company's stock at an anticipated enterprise value of $7.5 million, with a minimum of $6.15 million and a maximum of $8.85 million based upon, among other things, the average trading price of StarBase stock prior to the closing. The transaction, which is subject to shareholders' approval and certain other conditions, is expected to be completed in early 2000. In addition, StarBase has provided the Company a $500,000 line of credit [Note 5 - "Financing Agreements"].

9.  LIQUIDITY

   It is anticipated that cash on hand and cash flow from operations will not be sufficient to support the Company's operations after the anticipated closing of the proposed merger. In the event the merger with StarBase is not completed the Company will need to obtain additional capital. However, there is no assurance the Company will be able to obtain additional capital on terms acceptable to the Company or at all. Failure to obtain sufficient levels of additional capital will result in material liquidity problems for the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   ObjectShare, Inc. provides a comprehensive range of training and consulting services supporting object-oriented application developments for use in distributed client/server/web applications.

   Prior to September 1999, the Company also sold software and related support. The Company's primary products were VisualWorks, VisualWave and Distributed Smalltalk, which are application development environments ("ADEs") based on the Smalltalk programming language. VisualWorks, the Company's primary ADE, provides a visual programming environment that enables programmers to develop, deploy, and maintain applications ranging from workgroup and departmental applications to complex enterprise-wide mission-critical client/server applications. As of August 30, 1999, the Company sold this portion of the business (see Smalltalk/ Cincom Transaction below).

   Prior to November 1999, the Company also conducted business through wholly-owned European subsidiaries. The Company sold these subsidiaries in November, 1999 (see "European Transaction" below).

FACTORS WHICH MAY AFFECT FUTURE RESULTS

   In addition to the other information set forth in this report, the following are certain risks that should be considered with regard to the Company and its common stock.

RECENT SALE TRANSACTIONS

   EUROPEAN TRANSACTION

   On November 24, 1999, ObjectShare completed the sale of all of the stock of ObjectShare, Gmbh, a German corporation, and ObjectShare (U.K.) Limited, an English corporation (collectively, the "Subsidiaries"), to Valtech S.A. a French societe anonyme and its wholly-owned subsidiary Valtech Limited, respectively, in exchange for total consideration of (a) approximately $1,600,000 in cash and
(b) the cancellation of certain intercompany indebtedness owed by the Subsidiaries to ObjectShare. As a result of this transaction, ObjectShare has no operations in Europe, with its remaining operations consisting primarily of providing training and consulting services in the United States.

   SMALLTALK/CINCOM TRANSACTION

   On August 30, 1999, the Company completed the sale of certain rights and assets ["The Assets"] to Cincom Systems, Inc. ("Cincom"), in exchange for approximately $425,000 in cash, the assumption of certain liabilities, and guaranteed royalties of approximately $500,000. The Assets consisted of, among other things, the Registrant's proprietary computer software known generally as Smalltalk, and other intellectual property rights of the Registrant related to such software and certain personal property. Pursuant to this transaction, Cincom will license back to the Registrant the rights to continue to use the software for training and consulting purposes and to sell the Smalltalk product line. In addition Cincom assumed the future obligations under certain other agreements. The liabilities assumed by Cincom included ongoing maintenance and support, certain capital leases, and accrued vacation and other liabilities, which were recorded on the books of the Company at approximately $2,100,000. The actual cost to perform these obligations may be less than the amounts recorded. The sale of The Assets resulted in a gain of $2,486,000 for the Company which is included in Other Income for the nine months ended December 31, 1999.

   JAVA/SEAGULL TRANSACTION

   On April 8, 1999, the Company completed the sale of certain rights and assets to Seagull Software Systems, Inc. ["Seagull"] in exchange for approximately $725,000 in cash and the assumption of liabilities in the approximate amount of $96,000. The rights and assets consisted of, among other things: (i) the Company's propriety computer software application development environments, including VisualSmalltalk and PARTS for Java, a visual programming environment based on Java programming language; (ii) products currently in development to support Enterprise JavaBeans and legacy software system integration; (iii) all technology, warranties, documentation and other intellectual property rights of the Company related to such software; (iv) as well as certain personal property. Pursuant to a software license agreement between the Company and the Buyer, the Buyer licensed back to the Company: the rights to continue to provide support and maintenance and to sell the VisualSmalltalk product line; and the rights to
(i) sell, for a period of one year, and (ii) provide support and maintenance, perpetually, the PARTS for Java product line. The sale of these assets resulted in a gain of $483,000 for the Company which is included in Other Income for the nine months ended December 31, 1999.

   As a result of these transactions, the Company's remaining operations consist primarily of providing training and consulting services in the United States.

DECREASED ACCEPTANCE OF SMALLTALK

        ObjectShare's training and consulting services are largely based on object-oriented analysis, design and development programming languages, which includes both Java and Smalltalk. Previously, these services were based primarily on Smalltalk. The emphasis on Smalltalk was a major factor in ObjectShare's sales decline in recent years due in large part to corporate users' reluctance to make new and/or additional investments in Smalltalk-based applications. This reluctance correlates to the perception that Java has emerged as the leading programming language for future object-oriented application development. Corporate users' reluctance to invest in Smalltalk was further compounded by ObjectShare's declining sales and recurring operating losses from fiscal 1996 through the third quarter of fiscal 2000.

LOSS OF AND DEPENDENCE ON KEY PERSONNEL

        ObjectShare has in the last nine months lost a total of 97 personnel, primarily due to the sale transactions mentioned above. ObjectShare's future success depends upon its ability to attract and retain highly qualified personnel. Loss of key personnel or inability to hire and retain qualified personnel could have a material adverse effect on ObjectShare's business and results of operations. Competition for qualified personnel is intense and has recently intensified in ObjectShare's geographic and industry segments. The loss of key personnel or an inability to hire qualified personnel will adversely affect ObjectShare's business and results of operations.

NEED FOR CONTINUED ACCEPTANCE OF OBJECT-ORIENTED TECHNOLOGY

        ObjectShare currently derives substantially all of its revenue from consulting and training services focused on object-oriented application development environments and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of, object-oriented application development environments and related services, would have a material adverse effect on ObjectShare's business and results of operations. In addition, the future success of ObjectShare's current product family depends upon continued market acceptance of object-oriented technology, particularly continued investment by corporate users in developing mission-critical applications. Because object-oriented technology represents a fundamental shift in programming methodology, it requires a substantial investment in the retraining of programmers, which can discourage organizations from choosing object-oriented tools. Even if organizations choose to make the investment required to use object-oriented technology, there can be no assurance that they will choose products based on the Smalltalk language, such as ObjectShare's services, or that ObjectShare will be successful in the market for object-oriented application development environments, which is already crowded with larger and better-funded competitors such as Oracle, IBM, Sun Microsystems and Symantec. There are a number of potential approaches to implementing object technology, including the use of languages other than Smalltalk, such as C++, object extensions of

COBOL, Java, object-based third-generation programming languages ("3GLs"), and other new languages and software tools that may currently be under development or that may be developed in the future.

NEED FOR CONTINUED ACCEPTANCE OF OBJECTSHARE'S LEGACY

        ObjectShare has built its training and consulting practice based in part on its expertise as a developer of Smalltalk and related tools. There can be no assurance that, now that ObjectShare is no longer a developer, the marketplace will not choose a competitor who is also a developer to provide training and consulting services.

FLUCTUATIONS IN QUARTERLY RESULTS

        ObjectShare has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Training revenues may fluctuate, as there are normally periods of time between classes for preparation and development of new courseware. Because ObjectShare's staffing and other operating expenses are based on anticipated revenues, operating results will be adversely affected if the anticipated level of revenues is not realized in the expected quarter or over the course of the year. ObjectShare's results in recent quarters are not necessarily indicative of future results and ObjectShare believes that period-to-period comparisons of its financial results should not be relied upon as the sole indicator of future performance, although such comparisons may be useful in establishing an overall trend in financial results. For reasons discussed above, ObjectShare will no longer generate license related or international revenue.

VOLATILITY OF STOCK PRICE

        The market for ObjectShare common stock is highly volatile. The trading price of ObjectShare common stock has been and will likely continue to be subject to wide fluctuations in response to quarterly variations in ObjectShare's operating results, announcements of new services provided by ObjectShare or its competitors, general market fluctuations, and other events and factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the market in which ObjectShare does business, or relating to ObjectShare specifically, have in the past resulted and could in the future result in an immediate and adverse effect on the market price of ObjectShare common stock.

        On June 23, 1999, ObjectShare common stock was de-listed from the Nasdaq Stock Market. Currently ObjectShare common stock is traded on the OTC Bulletin Board under the symbol "OBJS".

TECHNOLOGICAL CHANGE AND NEW PRODUCTS

        The market for software related training and consulting for client/server/web computing environments is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. ObjectShare must continually update its existing services to keep them current with changing customer needs, technology, and competitive products. New technologies could render existing products obsolete. If ObjectShare is unable to enhance its existing consulting and training skillsets and develop new skillsets in response to changing customer requirements, ObjectShare's business and results of operations will be materially and adversely affected.

        In particular, the market for ObjectShare's services has been adversely affected by the emergence of Java as the dominant language for developing web-based client applications. Also, the growth of the Internet as a means of communicating information about competitive products has shortened the average development cycle for software. This has caused an increase in competition in the market for ObjectShare's services. The failure of others to develop or enhance technologies that are critical to broad public acceptance and use of the Internet may also affect ObjectShare's ability to market its services for Internet application development.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

        ObjectShare disposed of all significant intellectual property during the quarter ended September 30, 1999 in connection with several recent sale transactions (see "Recent Sale Transactions").

DEPENDENCE ON THIRD-PARTY RELATIONSHIPS

        In its service offerings, ObjectShare uses certain products and technologies of various third-party software developers. Such products and technologies are obtained from the third-party providers under contractual license agreements, which in some cases are for limited time periods and in some cases provide that such licenses may be terminated under certain circumstances. There can be no assurances that ObjectShare will be able to maintain adequate relations with these third-party providers, that these third-party providers will commit adequate development resources to maintain these products and technologies, or that the license agreements that are for limited time periods will be renewed upon termination. ObjectShare has established a number of strategic relationships with management consultants, system integrators, and computer system and software providers. These companies provide software development, marketing, reselling, and training services that ObjectShare believes are important to its existing and future business. These relationships are non-exclusive and may be discontinued at any time.

MANAGING A CHANGING BUSINESS

        Since its inception, ObjectShare has experienced changes in its operations which have placed significant demands on ObjectShare's administrative, operational, and financial resources. ObjectShare has experienced both rapid growth and substantial downturns, which have caused extreme stresses on the organization, both in the immediate term and in the longer term. In recent years, ObjectShare has implemented a number of restructurings and reductions in its workforce. As a result, ObjectShare has incurred a number of risks associated with its reduced operating size and capabilities. These risks include an increased sensitivity to employee turnover, with a greater likelihood that turnover would have a significant negative effect on ObjectShare's operations, potentially causing delays in generating consulting and training billings and the need for ObjectShare to effectively manage dramatically changing operations.

LOSS OF REVENUES FROM INTERNATIONAL OPERATIONS

        Approximately 31%, 31%, and 32% of ObjectShare's net revenues for the years ended March 31, 1999, 1998, and 1997, respectively, were attributable to international sales. Approximately half of these international revenues were derived from service revenues. As mentioned above, ObjectShare no longer has operations outside the United States. See "Recent Sale Transactions - European Transaction."

FUTURE CAPITAL REQUIREMENTS

        It is anticipated that ObjectShare will need additional funds to support its operations during fiscal year 2000. The terms of any equity financing may be dilutive to ObjectShare's stockholders, and the terms of any debt financing are likely to contain restrictive covenants which limit ObjectShare's ability to pursue certain courses of action. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, ObjectShare will experience severe liquidity problems. This matter raises substantial doubt as to ObjectShare's ability to continue as a going concern.

        In connection with the signing of the merger agreement, StarBase has, pursuant to a Secured Promissory Note, dated November 3, 1999 (the "Note"), provided ObjectShare a line of credit of up to $500,000. This credit line bears interest at a prime plus 0.75%, is secured by all assets of ObjectShare, and matures on October 31, 2000 subject to earlier maturity based upon specified events. Under the terms of the Note, StarBase may advance, but is not obligated to advance, loans to ObjectShare following ObjectShare's sale of its previously held foreign subsidiaries. These subsidiaries were sold on November 29, 1999. See "Recent Sale Transactions - European Transactions."

        As of October 6, 1999, ObjectShare entered into an Accounts Receivable Purchase Agreement with a bank. This agreement provides ObjectShare with the ability to sell up to $1,000,000 of eligible receivables to the bank. The bank will pay ObjectShare 80% of the face value upon the sale and the balance after subsequent collection by the bank. ObjectShare remains contingently liable for the collection of these receivables. At December 31, 1999 this contingent liability was $25,000. ObjectShare's obligations are secured by all of ObjectShare's assets. Fees include an administrative fee of 0.5% of the amount sold and 1.5% per month on the uncollected balance of the receivables sold. This replaced the prior credit agreement with the same bank.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated (I) the percentage of net revenues represented by certain line items in the Company's Condensed Consolidated Statements of Operations, (II) the gross margins on license and service revenues and (III) the percentage changes from the preceding periods.

                                                                                              PERCENT CHANGE
                                   FOR THE THREE MONTHS        FOR THE NINE MONTHS           OF DOLLAR AMOUNTS
                                    ENDED DECEMBER 31,         ENDED DECEMBER 31,          1999 COMPARED TO 1998
                                -------------------------- --------------------------  -------------------------
                                    1999         1998          1999          1998       THREE MONTHS   NINE MONTHS
                                    ----         ----          ----          ----       ------------   -----------
Net revenues:
      Service                        100%          73%           77%           69%           (72)%         (38)%
      License                          0%          27%           23%           31%          (100)%         (60)%
                                     ---          ---           ---           ---           ----           ---
Total net revenues                   100%         100%          100%          100%           (79)%         (45)%

Cost of net revenues:
      Service                         55%          46%           48%           36%           (75)%          (27)%
      License                          0%           8%            9%            7%          (100)%          (29)%
                                     ---          ---           ---           ---           ----          -----
Total cost of net revenues            55%          54%           57%           43%           (79)%          (27)%
                                     ---          ---           ---           ---           ----          -----
Gross margin                          45%          46%           43%           57%           (80)%          (58)%

Operating expenses:
      Sales and marketing             40%          36%           44%           39%           (77)%          (39)%
      Research and development         1%          21%           13%           25%          (100)%          (71)%
      General and administrative     113%          19%           41%           17%            23%            31%
      Restructuring                    0%           0%            0%           (1)             0%          (100)%
                                     ---          ---           ---           ---           -----         -----
Total operating expenses             154%          76%           98%           80%           (58)%          (33)%
                                     ---          ---           ---           ---           ----          -----
Loss from operations                (110)%        (30)%         (55)%         (23)%          (25)%           31%

Interest and other income
  (expense), net                      15%           3%           51%            2%            10%         1,176%
                                     ---          ---           ---           ---           ----          -----

Loss before income taxes             (95)%        (27)%          (3)%         (21)%          (29)%          (92)%
Provisions (benefit) for
  income taxes                         0%           1%            0%           --              0%          (103)%
                                     ---          ---           ---           ---           ----          -----
Net loss                             (95)%        (28%)          (3)%         (21)%          (29)%          (91)%
                                     ===          ===           ===           ===           ====          =====

Gross Margin:
      Service                         45%          37%           38%           79%           (66)%          (51)%
      License                        n/a           71%           63%           47%          (100)%          (68)%


   NET REVENUES

   Total net revenues for the three and nine months ended December 31, 1999 were $0.8 million and $6.4 million, a decrease of 79% and 45%, respectively, from the comparable periods of fiscal 1999. This decrease was due primarily to a declining demand for Smalltalk products and related services, resulting in corresponding decreases in license and service revenues. Net revenues are comprised of service revenues and license revenues.

   Service revenues for the three and nine months ended December 31, 1999 decreased 72% and 38%, respectively, from the comparable periods of fiscal 1999. In fiscal 1999 the Company had a major consulting project underway. That project wound down earlier this fiscal year. Also, the Company only generated service support revenue through August of 1999, as a result of the Cincom transaction. As a percentage of total revenues service revenues increased from 69% to 77% for the nine months ended December 31, 1999 compared with the prior year period. This increase in service revenues as a percentage of total net revenue was driven by the fact that the Company sold all aspects of its business which produced license revenues. See "Recent Sale Transactions" above.

   License revenues for the three and nine months ended December 31, 1999 decreased 100% and 60%, respectively, from the comparable periods of fiscal 1999. With the sales to Cincom and Seagull (see Recent Sale Transactions) the Company no longer has license sales.

   COST OF REVENUES

   Cost of net revenues for the nine months ended December 31, 1999 were $3.6 million or 57% of net revenues compared to $4.9 million or 43% of net revenues for the comparable 1998 period.

   Cost of service revenues consists primarily of salaries, commissions, facility expenses, and travel-related expenses. Costs of service revenues decreased 75% for the third quarter of fiscal 2000 and decreased 27% for the first nine months of fiscal 2000, from the comparable periods of fiscal 1999. Total headcount was higher in first quarter of fiscal 2000 compared to first quarter fiscal 1999 in the training, consulting and technical support departments in anticipation of increased service contracts that did not come to fruition by the first quarter of fiscal 2000. During the second and third quarters headcount and related expenses decreased to more closely match anticipated revenue levels. Expenses related to support activities decreased during the nine months as a result of the Cincom transaction.

   Cost of license revenues is primarily comprised of the cost of production of the Company's products, related royalties and the amortization of capitalized software costs. Costs associated with license revenues decreased 100% for the third quarter of fiscal 2000 and decreased 29% for the first nine months of fiscal 2000, from the comparable periods of fiscal 1999 due primarily to the sale of the license activities and final calculations of royalty payments as a result of the Cincom and Seagull transactions.

   OPERATING EXPENSES

   Operating expenses, excluding restructuring costs, declined $1.7 million and $3.1 million, respectively for the three and nine months ended December 31, 1999 compared to the comparable periods of fiscal year 1999.

   Sales and marketing expenses consisting primarily of salaries, commissions, travel-related expenses, and advertising have declined by 77% and 39% for the third quarter and year to date period, respectively, compared to the same periods of fiscal 1999. The total amount spent decreased as the Company scaled back its efforts in this area in anticipation of lower sales levels. Total expense as a percentage of net revenues increased due to the fixed nature of certain of the costs.

   Research and development expenses for the first three quarters of fiscal 2000 were $824 thousand, a decrease of 71% from fiscal 1999. The decrease was due to a planned reduction in research and related headcount. In August, this operation ceased as part of the Cincom transaction described above [see "Recent Sales Transactions"].

   General and administrative expenses for the three and nine months ended December 31, 1999 increased $176 thousand and $636 thousand over the comparable periods of fiscal 1999. This increase was largely due to increased reliance on outside services for the three divestitures during the year, for required increased disclosure in the Annual Report on Form 10-K, and the hiring of certain investment bankers and other professionals to assist in identifying strategic options and downsizing opportunities.

   Restructuring costs were recorded in the second quarter of fiscal 1998 and the third and fourth quarters of fiscal 1997. During the nine months ended December 31, 1998, the Company made payments of $347,000 and recorded a return to operations of reserves of $166,000 provided in prior years for events that were completed in the current period. The Company utilized the remaining reserve in fiscal 1999.

   INTEREST AND OTHER INCOME (EXPENSE), NET

   Interest and other income (expense) for the nine months ended December 31, 1999 were $3.2 million or 51% of net revenues, compared with $256 thousand or 2% of net revenues for the comparable 1998 period. This substantial increase was due primarily to the $2.5 million gain on the sale related to the Smalltalk/Cincom transaction, the $483 thousand gain related to the Java/Seagull transaction and the $254 thousand gain related to the European/Valtech transaction. See "Recent Sales Transactions."

   PROVISION FOR INCOME TAXES

   No provision for income taxes has been recorded for fiscal 2000, as the Company does not anticipate taxable income for the year and has operating loss carryforwards in excess of the income reported for the first nine months of fiscal 2000. The Company reported losses and a foreign tax benefit of $29,000 for the first nine months of fiscal 1999.

   FACTORS AFFECTING FUTURE RESULTS

   The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company's results in recent quarters are not necessarily indicative of future results and the Company believes that period-to-period, or year over year comparisons of its financial results should not be relied upon as an indicator of future performance. For reasons discussed above, the Company will no longer generate license related or European revenue.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 1999, the Company had cash and cash equivalents $0.8 million and negative working capital of $30 thousand compared to $1.7 million of cash and cash equivalents and $1.4 million of negative working capital as of March 31, 1999.

   The Company used cash in operations of $2,830,000 in the nine months ended December 31, 1999 down from the $3,415,000 used in the nine months ended December 31, 1998. This reflects the reduced sales level of operations and related reduced payable and royalty levels. The Company has no significant capital commitments for fiscal 2000.

   During December 1998, the Company entered into a $5 million line of credit with a commercial bank that expired in December 1999. On October 28, 1999 the Company paid off substantially all of the indebtedness under such credit agreement using the proceeds from the sale of certain receivables to the bank under an Accounts Receivable Purchase Agreement. The balance was paid off prior to December 31, 1999. There will be no more advances under such credit agreement. The Receivable Purchase Agreement provides the facility to sell up to $1,000,000 of eligible receivables to the bank. The bank will pay 80% of the face value upon the sale and the balance after subsequent collection by the bank. The Company remains contingently liable for the collection of these receivables. The Company's obligations are secured by all of the Company's assets. Fees include an administrative fee of 0.5% of the amount sold and 1.5% per month on the uncollected balance of the receivables sold. At December 31, 1999 the Company was contingently liable for $25,000 related to receivables sold to the bank. This amount was received by the bank during January 2000. In connection with this contingent liability, $7,000 of cash was held in a restricted account at the bank at December 31, 1999.

   On November 4, 1999, The Company signed a definitive agreement to merge with StarBase Corporation ("StarBase"). StarBase will issue its stock in exchange for the Company's stock at an anticipated enterprise value of $7.5 million, with a minimum of $6.15 million and a maximum of $8.85 million based upon, among other things, the average trading price of StarBase stock prior to the closing. The transaction, which is subject to shareholders' approval and certain other conditions, is expected to be completed in early 2000. In addition StarBase has provided the Company a $500,000 line of credit. This line bears interest at prime plus 0.75%, is secured by all assets of the Company, and matures on October 31, 2000 subject to earlier maturity based upon specified events. On November 5, 1999 the Company borrowed $200,000 under this line and subsequently repayed it in December from the proceeds of the Valtech transaction. StarBase is under no obligation to make additional advances to the Company under such credit facility.

   It is anticipated that cash on hand and cash flow from operations will not be sufficient to support the Company's operations after the anticipated closing of the proposed merger. In the event the merger with StarBase is not completed the Company will need to obtain additional capital. However, there is no assurance the Company will be able to obtain additional capital on terms acceptable to the Company or at all. Failure to obtain sufficient levels of additional capital will result in material liquidity problems for the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern.


   YEAR 2000 COMPLIANCE

   As of January 31, 2000, ObjectShare has experienced no disruptions or problems regarding the year 2000 changeover. As part of ObjectShare's Y2K plan, prior to January 1, 2000, ObjectShare tested and sampled internal systems consisting primarily of desktop and network computers, and third-party software utilized in the day-to-day operations of ObjectShare. All sampling and testing completed by January 1, 2000 indicated all systems were operating as normal. Through January 31, 2000, all of ObjectShare's internal hardware and software continue to operate as normal and to-date, all vendors utilized by ObjectShare in its daily operations are operating normally and have not indicated any Y2K anomalies.

   ObjectShare will continue to monitor and oversee all internal operations and be in contact with its vendors regarding the upcoming dates (such as February 29, 2000) which are identified as presenting potential Y2K issues. Based upon the successful transition through the January 1, 2000 rollover period, ObjectShare does not anticipate any problems to materialize.

   ObjectShare's expenditures for the Y2K effort were not material and ObjectShare does not expect to incur any material costs over the next few months in regards to Y2K.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)The exhibits listed below are filed herewith as part of this report.

   EXHIBIT NO.                     DESCRIPTION
   -----------                     -----------
    27            Financial Data Schedule

(b) Reports on Form 8-K:

Form 8-K dated November 24, 1999 was filed on December 8, 1999 to report the sale of the stock of both ObjectShare Gmbh and ObjectShare (UK) Ltd. to Valtech under Item 5.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2000               OBJECTSHARE, INC.
                                      a Delaware corporation

                                      By:  /s/     EUGENE L. GODA
                                          --------------------------------
                                                   Eugene L. Goda
                                        Chief Executive Office, President and
                                           Chairman of the Board and Chief
                                                  Financial Officer

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                                           DESCRIPTION
     -------                                         -----------
    27            Financial Data Schedule